Form 10-K405
period 1994-11-30
NEW JERSEY STEEL CORP
filed 1995-02-28
CIK 812310

FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark one)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended      November 30, 1994
                      -----------------------------

                                     OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                to
                           ---------------    ---------------

Commission File Number:  0-15838

                       NEW JERSEY STEEL CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Delaware                            22-2137967
- - - - - --------------------------------    -----------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
 incorporation or organization)

 North Crossman Road, Sayreville, New Jersey           08872
- - - - - ---------------------------------------------  -----------------------
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (908) 721-6600

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $ .01 par value
            ------------------------------------------------
                            (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes [ X ]                   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of voting stock held by nonaffiliates: $30,416,794 based on the last sales price of such common stock on February 17, 1995 as reported on the NASDAQ National Market System.

Number of shares of Common Stock, par value $.01 per share, outstanding at February 17, 1995: 5,893,370.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                PART I

Item 1.     Business.
General.

   New Jersey Steel Corporation (the "Company") was organized under the laws of the State of Delaware in 1976 to consolidate the operations of New Jersey Steel and Structural Corporation, founded in 1967, Capitol Steel Corporation and Fireproof Products Co., Inc. The Company produces steel and steel products, principally rebar, which is used in the construction industry. The Company believes it is a low cost producer and the largest producer of rebar in the northeastern United States. The Company owns and operates a mini-mill in Sayreville, New Jersey (the "Sayreville Mill"), which produces rebar and related steel products, and a rebar fabrication facility located in Bowie, Maryland (the "Bowie Fabrication Facility"), which cuts and bends rebar.

   The Sayreville Mill consists of an electric arc furnace, a five strand continuous caster and a rolling mill. In its production process, the Company's electric arc furnace melts scrap steel and casts the resulting molten steel into long strands called billets, which are then reheated and rolled into rebar and, to a substantially lesser extent, other merchant bar products.

   Rebar is a bar of steel used to increase the strength of poured concrete. Reinforced concrete is produced when poured concrete is formed with rebar embedded in it. Rebar is manufactured with a ribbed surface which allows concrete to adhere to the rebar, giving reinforced concrete the tensile strength of the rebar and the compression and shear resistance of concrete. Reinforced concrete is used in the construction of highways, bridges, sewage and water treatment plants, buildings, subways, tunnels, dams and other public works. Rebar is manufactured by the Company to standard specification and ranges in diameter from 3/8" to 1-3/8". The Company also produces merchant bar which consists of round and square steel bars used for mine roof supports, hand rails and other industrial purposes. Merchant bar consists of round, flat, angled and square steel bars used by fabricators to produce a wide variety of products, including gratings, steel floor and roof joists, safety walkways, ornamental furniture, stair railings and farm equipment. In the Company's fiscal year ended November 30, 1994 ("Fiscal 1994"), the Company was engaged in only one industry segment, the ownership and operation of a mini-mill, rebar fabrication facility and epoxy coating facility.

Modernization Program.

   In 1993, the Company began implementation of a Modernization Program to upgrade melt shop equipment, improve operating efficiency and expand melt shop capacity (the "Modernization Program"). In connection with the Modernization Program, the Company shut down its melt shop operations for the month of April 1994 to rebuild its melt shop and install a new production technology known as the Consteel process. The Consteel process continuously feeds steel scrap preheated by flue gases into the furnace through a side opening. The advantages of the Consteel process are reduced electricity usage in the melt process and decreased volumes of dust. Other major capital elements of the Modernization Program include a ladle furnace, a pollution control system, upgraded infrastructure, including water and electrical distribution systems, and a new higher capacity continuous casting machine (to be installed in the third quarter of 1995). The Company believes that the Modernization Program will result in cost savings from reduced electric power consumption and decreased electrode, labor, plant maintenance and dust disposal costs.

   As of November 30, 1994, the Company had spent $41.5 million on the Modernization Program and expects to spend an additional $7.9 million in fiscal 1995, principally to install a continuous casting machine.

Manufacturing Operations.

   The Sayreville Mill utilizes iron and steel scrap to produce rebar and a limited range of other steel products. The Sayreville Mill was built in 1971, expanded in 1975 and has been reconditioned and upgraded continually since 1982. The Sayreville Mill consists of an electric arc furnace, a five strand continuous caster and a rolling mill.

   The Company's steel production commences with the melting of scrap in the electric arc furnace. The molten metal is then funneled into the continuous caster from which it emerges as continuous strands of steel approximately 4-1/2 inches square that are cut into approximately 24 foot long billets. The billets are then reheated to approximately 2300 degrees fahrenheit, and fed through a series of rollers which reduce their size and shapes them into finished rebar or merchant bar. These products emerge from the rolling mill, are allowed to cool uniformly on the cooling bed and are then cut to standard lengths. The Company on occasion has purchased small amounts of billets from outside suppliers to fully utilize the capacity of the rolling mill. However, as a result of the Modernization Program, the Company's melt shop capacity will exceed the capacity of the rolling mill. The Company has no current plans to utilize such increased capacity.

   The Bowie Fabrication Facility cuts, bends and shapes the rebar and other steel products to meet customer specifications. From time to time, the Company may purchase rebar for its fabrication operations from outside sources.

   The Company spent approximately $32,891,000 in fiscal 1994 on improvements to the Sayreville Mill. These expenditures were incurred primarily in connection with the Modernization Program.

Customers and Marketing.

   The Company's customers are primarily fabricators and steel service centers. During fiscal 1994, sales to the Company's top three customers accounted, respectively, for 21%, 11%, and 10% of the Company's net sales. Due to the commodity nature of rebar, the Company does not believe that the loss of any significant customer of the Company would have a material adverse effect on the Company.

   The Company primarily markets rebar in the northeastern United States, which includes New York, New Jersey, Pennsylvania, Maryland, Delaware, Washington D.C. and New England. The Company is the only significant producer of rebar with a manufacturing facility in the northeastern United States. The Company's facilities are strategically located near its important market areas of Boston, Philadelphia, New York and Washington, D.C. enabling the Company to benefit from lower transportation costs in these markets as compared with competitors who must ship rebar longer distances to serve such markets.

   Substantially all of the Company's sales are made through its own sales force. The Company maintains finished products in inventory based on historical patterns of usage in order to offer immediate shipment to customers whenever possible. The Company transports its products by common carrier, including truck, rail and water transportation. The Sayreville Mill is served by an on site railroad siding.

Competition and Other Market Factors.

   CONSTRUCTION INDUSTRY.  The level of construction activity in the

Company's market depends on a variety of economic and political factors, including the general level of economic activity, interest rates, the availability of financing, population trends and government policy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

   COMPETITION. The Company experiences substantial competition in the sale of its products from a number of domestic companies in its geographic markets, including Birmingham Steel Corporation (Kankakee, Illinois), Florida Steel Corporation (Charlotte, North Carolina) and Auburn Steel Corporation (Syracuse, New York). With the exception of Auburn Steel Corporation, which, although a rebar producer, primarily produces merchant bar, there are no significant rebar manufacturers in the northeastern United States other than the Company. The mini-mill steel industry currently has excess production capacity, which has resulted in competitive product pricing and pressures on industry profit margins. The high fixed costs of operating a mini-mill encourage mill operators to maintain high levels of output even during periods of reduced demand, which exacerbates the pressures on profit margins. In this environment, efficient production and cost controls are important to mini-mill steel producers. Competing companies in the industry may have more capital and substantially greater manufacturing, marketing and human resources capabilities and may constitute significant long-term competition.

   REBAR.  The Company is a major seller of rebar in the northeastern
United States market. Rebar and merchant bar are commodity steel products, making price the primary competitive factor. Additional important competitive factors governing the sale of rebar are price, quality, facility location and product availability. Due to the high cost of freight relative to the value of the Company's steel products, competition from non-regional producers is limited; and rebar deliveries are generally concentrated within a 300 mile radius of a mini-mill, while merchant bar deliveries are generally concentrated within a 500 mile radius. Except in unusual circumstances, the customer's delivery expense is limited to freight charges from the nearest competitive mini-mill and any incremental freight charges must be absorbed by the supplier. The rebar market is highly competitive.

   FOREIGN COMPETITION. The worldwide steel industry is characterized by excess mill capacity. A number of foreign governments subsidize their countries' steel production enabling that country's steel to be sold at prices lower than the cost of production. However, domestic transportation and port costs and the lack of local distribution centers have limited foreign producers' inroads into the Company's rebar market. Various Federal and state laws and the "Buy America" programs, prohibit the use of foreign steel in publicly funded construction. The Company could be adversely affected if the Buy America programs were discontinued or substantially cut back. While the Company believes that foreign competition currently does not have a material adverse effect upon the Company's operations, there can be no assurance that this will continue to be so.

   PUBLICALLY FUNDED PROJECTS. The Company believes it is well positioned to benefit from recently initiated public works projects in the northeastern United States, including the Boston Harbor Project and the widening of the New Jersey Turnpike. The Company believes that the additional public works projects that may result from the $151 billion Surface Transportation Act of 1991 should increase demand for the Company's products. As construction activity increases in the northeastern United States, the Company believes that more of its output will be delivered within its northeastern United States market, rather than to more remote markets.

   DOMESTIC OVERCAPACITY. The domestic steel industry is characterized by overcapacity. The Company believes, however, that its geographic location, lower production costs, and the low selling price of rebar relative to other steel products insulate it, to a certain extent, from the competitive effects of this overcapacity.

   SEASONALITY. The Company's normal operations are subject to a seasonal period of reduced sales during November through February, when winter weather impacts the construction market for rebar. To partially offset such seasonal effects, the Company markets rebar to Caribbean markets and to the mine roof bolt industry. During the winter, the Company generally operates the Sayreville Mill at full capacity to build inventory, which is sold during the balance of the year.

   BACKLOG. The commodity nature of the mill rebar market is generally not characteristic of a long lead time order cycle. Orders are generally filled within 45 days and are cancellable. The Company does not believe backlog is a significant factor in its business based on prior experience.

Raw Materials.

   The principal raw material used in the Company's mini-mill is scrap steel derived from, among other sources, junked automobiles, machines, railroad cars and track materials, and demolition scrap from bridges and other obsolete structures. The purchase of scrap steel is highly competitive and its price is subject to market conditions largely beyond the control of the Company. Fluctuations in the supply and demand for scrap may result in increased prices and production costs. The Company has historically maintained up to 40 days of scrap inventory in order to
insulate itself against possible short-term fluctuations.     The Company
purchases scrap through outside brokers, principally Tube City Iron and Metal Company, through which the Company purchased approximately $41.6 million (87% of its total scrap purchases) in Fiscal 1994. The Company believes that adequate sources of scrap and other raw materials it uses are readily available.

   The Company uses various other materials in producing its steel. All of the Company's raw materials are available from a number of sources.

   The Company's manufacturing processes consume large amounts of electricity provided by Jersey Central Power & Light Company, a subsidiary of General Public Utilities, under a contract which allows the Company to purchase its electricity at a reduced cost in return for the utility's right to periodically interrupt service. The number and duration of the service interruptions are contractually limited. The Company believes that the savings in the cost of electricity more than offsets any production which might be lost as a result of such interruptions.

Employees.

   As of November 30, 1994, the Company employed 374 people.

Environmental and Regulatory Matters.

   The Company is subject to Federal, state and local environmental laws and regulations concerning, among other matters, waste water, effluent air emissions, hazardous waste management and noise. The Sayreville mill is classified as generating hazardous waste because it produces certain types of dust containing lead and cadmium. The Company currently collects and disposes of such wastes through contracts with approved waste disposal firms.

   The Company is party to an administrative consent order dated August 14, 1991 (the "ACO") with the New Jersey Department of Environmental Protection (the "NJDEP") in settlement of certain emission control matters. In April 1993, the Company and the NJDEP agreed that the Modernization Program would be covered by an extension and modification of the existing ACO and the Company commenced the Modernization Program on that basis. The Company and the NJDEP negotiated an amendment to extend and modify the ACO (the "Amended ACO"). The Amended ACO called for the NJDEP to issue a new permit covering the modernized facility and provided that the Company pay a penalty of $150,000, which was charged to operations in Fiscal 1994.

   On September 7, 1994, NJDEP issued to the Company a "Permit to Construct, Install or Alter Control Apparatus or Equipment" and "Temporary Certificate to Operate Control Apparatus or Equipment" and "Prevention of Significant Deterioration Permit" (the "NJDEP Permit"). The NJDEP Permit authorizes the Company to proceed with the mill modernization project, contains a temporary operating permit and directs that the testing required for issuance of a five-year certificate to operate be performed by April 4, 1995. By letter dated February 8, 1995, the NJDEP advised the Company that all obligations imposed by the Amended ACO have been satisfied and that it had terminated the Amended ACO effective February 3, 1995. Notwithstanding termination of the Amended ACO, the Company must perform and meet the tests contained in the NJDEP Permit to obtain a five-year operating permit. Management believes the improvements necessary to bring the Sayreville Mill up to the operating standards contained in the NJDEP Permit have been included in the Modernization Program, that its testing will demonstrate compliance with the provisions of the NJDEP Permit and that a new five-year operating permit will be issued by the NJDEP. As a consequence, management does not believe that the foregoing regulatory matters will have a material adverse effect on the Company's financial condition or results of operations.

   On June 7, 1994, the United States Environmental Protection Agency (the "USEPA") issued a Notice of Violation ("NOV") to the Company (IN THE MATTER OF NEW JERSEY STEEL CORPORATION, Index No. A-94-131, United States Environmental Protection Agency, Region II) stating that the Company had violated the New Jersey State Implementation Plan because a "major modification" was commenced without a Prevention of Significant Deterioration Permit from NJDEP. That permit was issued by the NJDEP on September 7, 1994. The USEPA defines a "major modification" as any physical change that would result in a significant net increase in emissions. Since the Company's mill modernization project resulted in a net decrease in emissions and because the Company acted in accordance with an understanding with the NJDEP, the Company believes that no violation of the New Jersey State Implementation Plan occurred. There have been no further proceedings under the NOV. The Company believes that the issuance of the Prevention of Significant Deterioration Permit on September 7, 1994 addressed the concerns raised by USEPA in the NOV. However, there can be no assurances that USEPA will not assess additional penalties resulting from the NOV, and the amount of such penalties, if any, cannot be determined at this time.

   Total expenditures exclusive of the modernization project incurred by the Company in Fiscal 1994 in relation to environmental matters were approximately $.6 million. The majority of the expenditures were related to a continuous emissions monitoring system.

Power Contract.

   On September 22, 1992, the State of New Jersey Board of Regulatory Commissioners approved a revised tariff for electrical service provided by the Company's electric utility, Jersey Central Power & Light, which decreased the rate charged for service to the Sayreville Mill. A portion of the power savings became effective September 25, 1992. The balance of the `revised tariff was implemented, retroactive to April 1, 1994, upon the Company's having met a $25 million minimum capital spending threshold required by the tariff.

Item 2.     Properties.

   The Company owns approximately 116.5 acres of real estate in Sayreville, New Jersey, upon which are located its steel mill, its executive offices, epoxy coating plant, training, storage and repair facilities. The Company owns approximately 8.5 acres in Bowie, Maryland, on which its fabrication facility is located. The Company also owns 27 acres in Keasbey, New Jersey, which has buildings and dock facilities. The Sayreville and Bowie properties are generally fully utilized and are suitable for their use in the Company's business. The Keasbey property is not currently fully leased, in part as a result of its being held off the market in connection with the proposed merger transaction described below. Except for the dock facility, the Keasbey property is not utilized in the Company's business.

   The following table lists the Company's real property and production facilities all of which are owned by the Company:


                           Square
Facility                   Utilization                  Footage
- - - - - --------                   -----------                  -------
Sayreville, NJ             Administrative
   and Sales Offices                                       8,000

                           Steel Mill                    235,000

                           Epoxy Coating Line
                           and Training Center            30,000

Bowie, MD                  Fabrication Shop               18,000
   Office                                                  3,000

Keasbey, NJ                Buildings and Dock
   Facilities                                             94,000

   With the exception of the Keasbey Property, all of the Company's real property is owned free of any material encumbrances. The Keasbey Property is subject to a mortgage in the principal amount of $5,081,576 held by N.J.S.C. Investment Co., Inc., a wholly owned subsidiary of the Company.

Item 3.     Legal Proceedings; Other Matters.

   MERGER AGREEMENT. In October 1994, the Company entered into an Agreement and Plan of Merger (the "Merger") with International Metals Acquisition Corporation ("IMAC"). Pursuant to the Merger Agreement, each share of common stock of the Company was to be converted into either $18.00 in cash, or an IMAC unit consisting of three shares of IMAC common stock

(subject to adjustment) and a five-year warrant to purchase one share of IMAC common stock at $8.00 per share, at the election of the holder of the Company's stock. Concurrent with the execution of the Merger Agreement, the Company's majority stockholder, Von Roll Ltd. ("Von Roll"), entered into a stock purchase agreement with IMAC pursuant to which Von Roll, among other things, agreed to sell all its holdings of the Company's stock to IMAC and to vote all of such shares in favor of the Merger. The consummation of the Merger and the related stock purchase agreement were contingent on a number of conditions being met, including the buyer's obtaining financing for the transaction, and the required approvals by stockholders of the Company and IMAC.

   On February 1, 1995, the Merger Agreement and related stock purchase agreement were terminated. IMAC has advised the Company that it intends to seek reimbursement of its expenses incurred in connection with the transaction up to a maximum of $3,500,000. Based on the advice of legal counsel, management believes that IMAC is not entitled to such reimbursement. The Company has advised IMAC that it intends to seek recovery of its expenses, which it estimates to be approximately $800,000.

   STOCKHOLDERS ACTION. On September 22, 1994, the Company received a summons and complaint in an action in the Court of Chancery for New Castle County, Delaware entitled LESLIE SUSSER v. NEW JERSEY STEEL CORPORATION, WALTER H. BEEBE, DR. PAUL J. CHOFFAT, H. GEORG HAHNLOSER, HARVEY L. KARP and ROBERT J. PASQUARELLI (Civil Action No. 13747). The action purports to be a class action on behalf of minority stockholders of the Company and seeks unspecified damages and injunctive relief in connection with the Merger.
The complaint alleges, among other things, that $18.00 per share is "unconscionable, unfair and grossly inadequate;" the terms of the Merger constitute unfair dealing with respect to the minority shareholders of the Company because, among other things, the intrinsic value of the Company's securities is materially in excess of the $18.00 per share, and was not the result of arm's length negotiations; and the directors of the Company breached their fiduciary obligations to the minority stockholders of the Company in approving the Merger. With the termination of the Agreement and Plan of Merger between the Company and IMAC, the Company believes this action is now moot.

MOUNTAINEER BOLT, INC LITIGATION. The Company and Von Roll AG ("Von Roll") are defendants in an action entitled MOUNTAINEER BOLT, INC. AND ADVANCED MINING SYSTEMS, INC. v. BRUCE A. CASSIDY, FREDERICK B. MUNSON, EXCEL MINING SYSTEMS, INC., NEW JERSEY STEEL CORPORATION, VON ROLL LTD., a/k/a VON ROLL A.G. (United States District Court, Southern District of New York; Case No. 93 Civ. 6612). In June 1992, Mountaineer Bolt, Inc. and Advanced Mining, Inc. filed Chapter 11 bankruptcy petitions in the Bankruptcy Court for the Southern District of New York. The original complaint alleged causes of action against defendants other than the Company and Von Roll, and sought damages in excess of $12 million. In 1992, an amended complaint added the Company and Von Roll as additional parties and claimed that they conspired with the original defendants to destroy the business of Mountaineer Bolt. The amended complaint alleges causes of action for tortious conspiracy, tortious interference with contract and prospective business relations and fraud and unfair competition. The amended complaint seeks damages in excess of $12 million. The action has been transferred from the U.S. District Court for the Northern District of West Virginia to the U.S. District Court for the Southern District of New York. As defendants, the Company and Von

Roll have made a motion to dismiss the amended complaint on jurisdictional and substantive grounds. In 1993, in connection with the settlement of an unrelated action, the original defendants were dropped as defendants in this action. The Company believes the plaintiffs' claims are without merit and intends to vigorously defend itself in this action.

   NEW JERSEY STEEL ACQUISITION CORP LITIGATION. The Company was a defendant in an action entitled NEW JERSEY STEEL ACQUISITION CORP. v. VON ROLL AG., MONTEFORNO, S.A. and NEW JERSEY STEEL CORPORATION, which had been brought in the Supreme Court of New York, New York County in 1984. The case arose from an unsuccessful effort to sell the Company in 1983 pursuant to a stock purchase agreement. The complaint sought in excess of $26,600,000 in compensatory damages, an unspecified amount of punitive damages and specific performance of the stock purchase agreement, together with injunctive and declaratory relief. The trial was completed on May 6, 1993 and the court subsequently rendered a decision dismissing the complaint based on its merits. By order dated November 30, 1994, an appeal by the plaintiff was dismissed.

   SECURITIES AND EXCHANGE COMMISSION INQUIRY. In a letter dated July 7, 1994, the staff of the Securities and Exchange Commission informed the Company that it is conducting a private inquiry into whether there have been violations of the federal securities laws. The staff requested that the Company provide it with all documents concerning its investments in AJ Ross Logistics, Inc. ("AJ Ross") and the Modernization Program. The staff letter states that its request for documents should not be construed as an indication by the Commission or its staff that any violations of law have occurred, nor should it be considered a reflection upon any person, entity or security. The Company is cooperating with the staff and has provided the requested documents.

   NOVO-PLEZ AND NASCO ARBITRATION. Novo-Plez SA and NASCO Brokers, Inc. (the "Claimants"), steel brokers, filed a Petition and Request for Arbitration in the International Court of Arbitration of the International Chamber of Commerce on March 21, 1994 (the "Petition") based on two purchase agreements between the Company and the Claimants. The Claimants demand $720,653 plus interest at 9.5% since November 29, 1991 and have reserved the right to assert a claim for an additional $8,700,000 in incidental and consequential damages. The Claimants have also petitioned the Company to indemnify them against all expenses and costs incurred relating to the transaction and arbitration. The Company filed an answer to the Petition on May 2, 1994, in which it stated that the steel billets fully conformed to the specifications provided for in the contracts it had with the Claimants. Management believes that the Company has breached no legal obligation owing to Claimants under the contracts. While final arbitration always involve risk at the hands of the decision maker, based on the advice of legal counsel, management believes that based on the contractual obligations and all of the facts and circumstances, the Company will prevail in a successful defense against these claims.

   Egyptian Metals Company ("EMC"), the customer of the Claimants in the above arbitration, and its broker have attempted to pursue a related claim before the "Tribunal de Commerce" in Paris, France alleging that the Company was liable to it for the sale of the defective billets. EMC claimed damages of $2,120,666 and an additional claim for payment of FF 100,000 under the French Code of Civil Procedure. Management believes that the Company is not liable to EMC for any damages. The Company has not entered an appearance in this French litigation as, based on the advice of legal counsel, management believes that the French court is without jurisdiction over the Company and that the litigation will ultimately be dismissed or, if judgment is in fact entered, that it will be unenforceable against the Company.

   From time to time the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Such claims against the Company are generally covered by insurance. There can be no assurance that insurance, including product liability insurance, will be available in the future at reasonable rates.

Item 4.     Submission of Matter to a
       Vote of Security Holders.

   Not applicable.


                                 PART II


Item 5.     Market for Registrant's Common Equity
       and Related Stockholder Matters.

   The Company's Common Stock is traded on the NASDAQ National Market
System under the symbol NJST. On February 3, 1995, there were approximately 2,049 holders of record of the Company's Common Stock. On September 20, 1991 the Company announced the omission of its quarterly dividend and is currently not paying dividends. The range of high and low closing sale prices of the Common Stock for the last two fiscal years by quarter is presented below:


               First          Second          Third           Fourth
               -----          ------          -----           ------
            High    Low    High     Low    High     Low    High     Low
            ----    ---    ----     ---    ----     ---    ----    ---
Fiscal
 1994      19-1/4 14-1/2   19-1/4 16-3/4   17-3/4 15-1/2   17-1/2  15-1/2

Fiscal
 1993      18-1/4 16-1/2   18-1/2 14-1/4   17-3/4 14       19      14-1/4


Item 6.    Selected Financial Data.

   The selected financial data shown below for the five year period ended November 30, 1994 should be read in conjunction with the Financial Statements and related Notes thereto which are included elsewhere in this Report.



                                          Year Ended November 30
                               1994     1993     1992     1991     1990

(In thousands, except per share data)
STATEMENT OF OPERATIONS
   DATA
Net Sales                  $137,755 $119,462 $111,746 $120,059 $128,790
Gross profit                  9,022    7,129    7,159    1,191   14,332
Earnings (loss) before
 extraordinary credit and
 cumulative effect of


 change in accounting
 for income taxes             2,599   (3,702)     697   (3,868)   5,435

Net earnings (loss)(1)        2,599    1,198    2,064   (3,868)   8,160

PER SHARE DATA (2)
Earnings (loss) before
 extraordinary credit and
 cumulative effect of
 change in accounting
 for income taxes              $.44    $(.63)    $.12    $(.66)   $ .93
Net earnings (loss)             .44      .20      .35     (.66)    1.40
Cash dividends declared           -        -        -      .45      .60

BALANCE SHEET DATA
Working capital            $  3,656 $ 18,126 $ 34,249 $ 32,430 $ 35,269
Total assets                136,236  113,306  105,515  100,092  109,791
Long-term debt (including
 current portion)            10,536        -        -        -        -
Total stockholders'
   equity                    89,450   86,623   85,425   83,310   89,732

- - - - - ------------------

(1)The Company adopted the provisions of Statement of Financial
Accounting Standards No. 109 "Accounting for Income Taxes" effective December 1, 1992. The cumulative effect of this change in accounting for income taxes was a credit of $4,900,000 in fiscal 1993.

(2)The weighted average number of shares of common stock and common stock equivalents where applicable is approximately 5,883,000, 5,874,000, 5,868,000, 5,858,000, and 5,821,000 shares for the years ended November 30, 1994, 1993, 1992, 1991, and 1990, respectively.


Item 7.     Management's Discussion and Analysis of
       Financial Condition and Results of Operations.

General.

   The steel industry is cyclical in nature. The Company's sales are primarily derived from products sold to the construction industry, which also has been cyclical and directly affected by, among other things, the level of consumer confidence and prevailing economic conditions. However, the Company believes its results of operations are less sensitive to economic trends due to the majority of its sales going to public construction projects, which are usually less vulnerable to economic cycles.

   Substantially all of the Company's revenues are comprised of rebar sales. Rebar is a commodity the price of which is determined by supply and demand. Supply, i.e., rebar production capacity, is fairly constant. Demand is determined, in large part, by levels of activity in the construction industry. The principal variable in production costs is the cost of scrap steel. Scrap is also a commodity the price of which is determined by supply and demand. Scrap supply is fairly constant and demand for scrap is influenced by the level of activity in the worldwide steel industry. The Company has realized reduced power costs in the 1993-1994 period as a result of implementation of its new electrical tariff, power costs are expected to remain fairly stable in the foreseeable future.

   Scrap steel is the principal raw material used in the Company's products and accounted for approximately 39% of the Company's total cost of product sold in fiscal 1994. Scrap demand, and therefore scrap prices are affected by cyclical, seasonal and other market factors. These fluctuations in scrap prices affect the Company's revenues, costs and earnings. Increases in the sales price of rebar during 1994 resulted in a more favorable spread between rebar prices and scrap prices.

   The Company began the Modernization Program in 1993 designed significantly to increase its melt shop productivity and reduce operating costs. The major elements of the Modernization Program include upgrading equipment, the installation of a new production technology known as the Consteel process and a new higher capacity continuous casting machine. Each of the elements of the Modernization Program have been completed with the exception of the installation of a new continuous casting machine, which is scheduled to be installed in the third quarter of fiscal 1995. In conjunction with the Modernization Program, the Company also negotiated a reduced long-term electricity tariff with its electricity supplier, which was fully implemented as of April 1994.

   Management believes that the combination of the electrical rate reductions and the installation of the Consteel process will result in reduced electrical costs per ton of steel. The manufacturer's specifications for the Consteel process indicate a reduction in electric consumption of 120 KWH per ton(at production levels of 90 tons per hour, the anticipated normal production level). In addition, the manufacturer's specifications for the Consteel process indicate reduced electrode usage. With the increased capacity of the new furnace the Company should be able to achieve production levels of 90 tons per hour with three shifts, rather than the present four shifts. In addition, the Company expects its maintenance costs, dust disposal costs, other materials costs and scrap handling costs to be reduced. Management believes that the aggregate of these savings, assuming the Consteel process performs up to expectations, should be approximately $25.00 per ton of steel produced. However, the Company has not yet achieved consistent production levels of 90 tons per hour using the Consteel process.

   The Company is not aware of any material remediation contingencies associated with the real estate or industrial facilities owned and operated by it. The Sayreville Mill operates pursuant to permits issued by various regulatory agencies, including the NJDEP. Should the respective regulatory agencies impose substantially more restrictive operating conditions on renewal of the permits, the Company's operations could be substantially and adversely affected.

Results of Operations.

   The following table sets forth for the periods indicated the relative percentages selected items in the Consolidated Statements of Operations bear to net sales:


                                            Year Ended November 30,
                                           1994      1993      1992
Net Sales                                  100%      100%      100%

Gross Profit                               6.5       6.0       6.4

Selling, General &
 Administrative Expenses                   5.0       9.8       5.1

Other Income                                .4       0.7       2.2

Earnings (Loss) Before Provision
 for Income Taxes, Equity in
 Operations of Investee,
 Extraordinary Credit, and Cumulative
 Effect of Change in Accounting for
 Income Taxes                              1.9      (3.1)      3.5

Provision for Income Taxes                  --        --       1.3

Earnings (Loss) Before Equity
 in Operations of Investee,
 Extraordinary Credit, and
 Cumulative Effect of Change in
 Accounting for Income Taxes               1.9      (3.1)      2.2

Equity in Operations of Investee                 --        --     (1.6)

Earnings (Loss) Before
 Extraordinary Credit and
 Cumulative Effect of Change in
 Accounting for Income Taxes                    1.9      (3.1)     0.6

Extraordinary Credit                             --        --      1.2

Earnings (Loss) Before Cumulative
 Effect of Change in Accounting
 for Income Taxes                               1.9      (3.1)     1.8

Cumulative Effect of Change in
 Accounting for Income Taxes                     --       4.1       --

Net Earnings                                    1.9       1.0      1.8


Year ended November 30, 1994 compared
to the year ended November 30, 1993.

   Net Sales for the fiscal year ended November 30, 1994 increased 15% to $137,755,000 as compared to $119,462,000 for the fiscal year ended November 30, 1993 primarily as a result of higher rebar selling prices. Annual shipment levels for fiscal 1994 were 446,000 tons, consistent with fiscal 1993 shipment levels of 451,000 tons. An increase in shipments to local domestic rebar markets, along with several rebar price increases in 1994 enabled the Company to show a strong improvement in its average selling prices, which increased to $309 per ton in fiscal 1994 from $265 in fiscal 1993.

   Gross profit margin increased to 6.5% in the 1994 fiscal year from 6.0% in 1993. This was primarily a result of a 16.6% increase in average selling prices partially offset by average scrap costs increasing 14.3% from $91 per ton in fiscal 1993 to $104 per ton in fiscal 1994. Additionally, although the Company showed continued improvement in its melt shop operations during the third and fourth quarters of 1994, operating performance and costs in 1994 were negatively impacted while the melt shop continued to work through problems associated with the integration of new equipment and the implementation of the new Consteel melting process. As a result, 1994 operating costs were higher than 1993.

   Selling, general and administrative expense decreased $4,730,000 in 1994 to $6,997,000 from $11,727,000 in 1993. This was primarily a result of a $5,159,000 charge to earnings in fiscal 1993 to reflect the write-off of trade receivables relating to the bankruptcy of one of its customers, offset by increased professional fees related to the terminated merger agreement, increased bank fees related to the Company's borrowings and increases in various sales department expenses.

   Total other income (expense) for the 1994 fiscal year, decreased $322,000 to $574,000 in fiscal 1994 from $896,000 in fiscal 1993. This was primarily a result of a decrease in interest and rental income of $168,000 and $331,000, respectively from fiscal 1993. This decrease was partially offset by the lack of any other non-operating income or expenses in fiscal 1994. Also in fiscal 1993, other income (expense) included a gain on an insurance settlement and expenses incurred in connection with the Company's option to purchase property in Pennsylvania which expired in 1993.

   The Company adopted the Financial Accounting Standards Board's Statement No. 109 effective December 1, 1992. The cumulative effect of this change in accounting for income taxes had a favorable impact of $4,900,000 on 1993 earnings and was reported separately in the consolidated statement of operations for the year ended November 30, 1993. Management believes that it is more likely than not that certain of its net operating loss carryforwards will be utilized prior to their expiration. This belief is based on the Company's new reduced electrical tariff, the reduced costs expected from the plant Modernization Program, improvement during 1994 in the sales price of rebar, and as a result of the Company's history of generating and then utilizing net operating loss carryforwards.

Year ended November 30, 1993 compared
to the year ended November 30, 1992.

   Net sales for 1993 increased approximately 7% to $119,462,000 as compared to $111,746,000 in fiscal year 1992 reflecting a 4% increase in shipment levels and a 3% increase in average selling prices. Shipments increased to 451,000 tons from 435,000 tons in fiscal 1992. Average selling prices in fiscal 1993 increased to $265 per ton from $257 per ton in fiscal 1992.

   Gross profit margin decreased to 6.0% in the 1993 fiscal year from 6.4% in 1992. This was a result of a rapid rise in the cost of scrap during 1993, which was not fully recovered through higher selling prices, reduced electrical rates and lower conversion costs in 1993. Scrap prices in fiscal 1993 increased to an average of $91 per ton from $75 per ton in fiscal 1992. In addition, gross margin was negatively impacted by start-up costs related to the installation of the new epoxy-coating line totalling approximately $1.3 million. Billet conversion costs for fiscal year 1993 were lower primarily as a result of higher billet production levels over the corresponding 1992 fiscal year and the realization of the full benefit of the reduced electric rate.

   Selling, general and administrative expenses increased $6,050,000 in 1993 to $11,727,000 from $5,677,000 in 1992. This was primarily due to a charge of $5,159,000 to reflect the write-off of trade receivables from AJ Ross, higher employment and training related expenses and increases in various finance department and fabrication division expenses.

   Total other income (expense) for the 1993 fiscal year decreased $1,610,000 to $896,000 from $2,506,000 in fiscal 1992, due to a combination of factors including a gain on an insurance settlement of $627,000 in 1993 as compared to a gain of $1,125,000 realized in 1992, lower interest and rental income in 1993, and expenses incurred in connection with the Company's option to purchase property in Pennsylvania which expired in May 1993.

   During 1993, the Company revised the estimated remaining useful lives of certain machinery and equipment from 10 to 15 years to more closely reflect expected remaining lives. The effect of this change in accounting estimate resulted in an increase in earnings before extraordinary item, cumulative effect of change in accounting for income taxes, and net earnings of $1,486,000, or $.25 per common share.

Liquidity and Capital Resources.

   As of November 30, 1994, the Company had cash and cash equivalents of $337,000 and total outstanding indebtedness of $10,536,000 under a revolving credit facility with a current maximum availability of $20 million. The credit facility is secured by accounts receivable and inventory and expires in December 1995. The Company expects such credit facility to be renewed and extended in the normal course of business. The Company's debt policy from its initial public offering in 1987 through 1993 had been to minimize borrowings. Consequently, during this period, the Company carried no debt and additionally, did not require any equity offerings. The Company's need to borrow in fiscal 1994 was to finance the Modernization Program. Until it began conserving cash in 1991 in anticipation of the Modernization Program, the Company's liquidity needs were met from cash flows generated by operations. A portion of the Company's excess cash flow was distributed to stockholders as dividends through 1991.

   The year ended November 30, 1994 reflects reduced liquidity as compared to earlier periods. This is primarily a result of utilizing cash on hand, cash generated by operations and borrowings for the funding requirements for capital expenditures primarily related to the Modernization Program.
Capital expenditures during fiscal 1994, 1993 and 1992 were $32,891,000, $17,759,000 and $4,738,000, respectively. The Company expects to incur capital expenditures of approximately $7,900,000 in fiscal 1995, primarily to install a new continuous casting machine. The Company believes that its borrowing capacity and cash generated by operations will be adequate to fund planned capital expenditures and to meet the anticipated liquidity needs of its business.

   Working capital decreased by $14,470,000 at November 30, 1994 as compared to November 30, 1993 primarily as a result of an increase in capital expenditures to $32,891,000 in fiscal 1994 as compared to $17,759,000 in fiscal 1993. The Company's total trade receivables increased by approximately $3.9 million at November 30, 1994, as compared to November 30, 1993. This was primarily a result of higher selling prices during fiscal 1994 and significantly higher shipment levels in the fourth quarter of fiscal 1994 as compared to the comparable quarter in 1993. Inventories decreased by approximately $7.2 million at November 30, 1994, as compared to

November 30, 1993, primarily as a result of a planned build up of billets in 1993 to meet rolling mill requirements during the installation of the Consteel process in April 1994, during which time the melt shop was shut down. Accounts payable at November 30, 1994 increased by approximately $6.3 million as compared to November 30, 1993 primarily as a result of the timing associated with cash disbursements for the Modernization Program.

   Net cash provided by operating activities increased $15,278,000 to $19,928,000 in fiscal 1994, as compared to $4,650,000 in 1993 primarily due to higher earnings, a reduction of inventory levels in 1994 of $7,216,000 and an increase in accounts payable in 1994 of $6,349,000. Net cash provided by operating activities was $7,438,000 in fiscal 1992.

   Net cash used in investing activities increased $15,132,000 to $32,891,000 in fiscal 1994 as compared to $17,759,000 in fiscal 1993, reflecting an increase in capital expenditures. Capital expenditures in fiscal 1992 were $4,738,000. Capital expenditures for 1995 are expected to be approximately $7,900,000 primarily for a new casting machine which is part of the Modernization Program. There were no significant cash flows from investing activities other than capital expenditures in fiscal 1994, 1993 and 1992.

   There were no significant cash flows from financing activities in fiscal 1993 or 1992. In fiscal 1994, cash flows from financing activities increased to $10,764,000 primarily due to the Company's bank borrowings to fund the Modernization Program.

   Despite a business restructuring by AJ Ross, changing market conditions and related increases in the price of rebar in 1993 had an adverse effect on AJ Ross' operations, and on November 2, 1993, AJ Ross filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As a result, the Company took a one-time charge of approximately $5.2 million in fiscal 1993. AJ Ross was a significant customer of the Company which received in excess of $5.6 million in payments on trade receivables from AJ Ross in the year immediately preceding the filing date. Although AJ Ross has not asserted any claim against the Company in the bankruptcy proceeding as a result of these payments and based upon the advice of the Company's bankruptcy counsel, management does not believe that the $5.6 million constitute voidable preferences. However, there can be no assurance that AJ Ross, a trustee in AJ Ross' case (should one be appointed) or other entities will not assert that some or all of the payments are voidable preferences which must be returned to AJ Ross' bankruptcy estate for distribution to AJ Ross creditors.

Environmental.

   The Company is subject to Federal, state and local environmental laws and regulations concerning, among other matters, waste water, effluent air emissions, hazardous waste management and noise. The Sayreville Mill is classified as generating hazardous waste because it produces certain types of dust containing lead and cadmium. The Company currently collects and disposes of such wastes through contracts with approved waste disposal firms.

   The Company is party to an administrative consent order dated August 14, 1991 (the "ACO") with the New Jersey Department of Environmental Protection (the "NJDEP") in settlement of certain emission control matters. In April 1993, the Company and the NJDEP agreed that the Modernization Program would be covered by an extension and modification of the existing ACO and the Company commenced the Modernization Program on that basis. The Company and the NJDEP negotiated an amendment to extend and modify the ACO (the "Amended ACO"). The Amended ACO called for the NJDEP to issue a new permit covering the modernized facility and provided that the Company pay a penalty of $150,000, which was charged to operations in Fiscal 1994.

   On September 7, 1994, NJDEP issued to the Company a "Permit to Construct, Install or Alter Control Apparatus or Equipment" and "Temporary Certificate to Operate Control Apparatus or Equipment" and "Prevention of Significant Deterioration Permit" (the "NJDEP Permit"). The NJDEP Permit authorizes the Company to proceed with the mill modernization project, contains a temporary operating permit and directs that the testing required for issuance of a five-year certificate to operate be performed by April 4, 1995. By letter dated February 8, 1995, the NJDEP advised the Company that all obligations imposed by the Amended ACO have been satisfied and that it had terminated the Amended ACO effective February 3, 1995. Notwithstanding termination of the Amended ACO, the Company must perform and meet the tests contained in the NJDEP Permit to obtain a five-year operating permit. Management believes the improvements necessary to bring the Sayreville Mill up to the operating standards contained in the NJDEP Permit have been included in the Modernization Program, that its testing will demonstrate compliance with the provisions of the NJDEP Permit and that a new five-year operating permit will be issued by the NJDEP. As a consequence, management does not believe that the foregoing regulatory matters will have a material adverse effect on the Company's financial condition or results of operations.

   On June 7, 1994, the United States Environmental Protection Agency (the "USEPA") issued a Notice of Violation ("NOV") to the Company (IN THE MATTER OF NEW JERSEY STEEL CORPORATION, Index No. A-94-131, United States Environmental protection Agency, Region II) stating that the Company had violated the New Jersey State Implementation Plan because a "major modification" was commenced without a Prevention of Significant Deterioration Permit from NJDEP. That permit was issued by the NJDEP on September 7, 1994. The USEPA defines a "major modification" as any physical change that would result in a significant net increase in emissions. Since the Company's melt shop modernization project resulted in a net decrease in emissions and because the Company acted in accordance with an understanding with the NJDEP, the Company believes that no violation of the New Jersey State Implementation Plan occurred. There have been no further proceedings under the NOV. The Company believes that the issuance of the Prevention of Significant Deterioration Permit on September 7, 1994 addressed the concerns raised by USEPA in the NOV. However, there can be no assurances that USEPA will not assess additional penalties resulting from the NOV, and the amount of such penalties, if any, cannot be determined at this time.

Future Trends Commentary.

   In 1992, the Company signed a reduced long-term electricity tariff with its electricity supplier. In connection therewith, the Board of Directors approved a $42 million plant modernization plan. The rate provided by this tariff, which was fully implemented in April 1994, will result in significant power savings to the Company as compared to its previous tariff and will increase its competitiveness with other mini-mills which have had access to lower cost power. These savings are anticipated to be in excess of $6 million annually. The modernization entails a new caster (expected to be installed in fiscal 1995), melt shop pollution control system, Consteel system and a melt shop infrastructure renovation. As a result of this modernization, the Company expects to realize further direct cost savings in addition to its power rate reduction. These additional direct cost savings are anticipated to be approximately $6 million annually. When fully implemented, the combined direct cost savings from reduced power rates and the modernization are anticipated to be in excess of $12 million annually as compared to 1992 levels. As of November 30, 1994, the Company had spent $41.5 million on the Modernization Program and expects to expend an additional $7.9 million in fiscal 1995 to install a continuous casting machine.

   Much of the Company's future profitability improvement will depend largely on the Company's ability to pass through scrap cost increases in its selling prices and its ability to realize potential cost savings from the Consteel process.


Net Operating Loss Carryforwards.

   At November 30, 1994 the Company had net operating loss carryforwards for Federal income tax purposes of $25,047,000, which expire in the years 1997-2009.

   The Tax Reform Act of 1986 contains provisions materially limiting the use, INTER ALIA, of net operating loss carryforwards after an "ownership change" (as defined). In general, an ownership change will occur only if there has been a change in the stock ownership of a corporation of more than 50 percentage points during a three-year "testing period", generally the three-year period preceding the date of the change in stock ownership in question. Transactions involving stockholders individually holding less than 5% of the voting stock generally are not taken into account, however, in determining whether there has been such a change. Transactions which may result in an ownership change can arise in any number of ways including sales or other transfers by existing stockholders, new issuances of shares, issuance of options, and redemptions. See Item 12 "Security Ownership of Certain Beneficial Owners and Management."

   There can be no assurance that future transactions involving shares of stock in the Company including, without limitation, issuances of certain types of preferred stock, will not result in a more than 50 percentage point ownership change within the meaning of the Internal Revenue Code which might therefore result in a material curtailment of the ability of the Company to avail itself of its net operating loss carryforwards.


Item 8.     Financial Statements and Supplementary Data.

   See index on Page F-1.

            NEW JERSEY STEEL CORPORATION AND SUBSIDIARY

       Index to Consolidated Financial Statements and Schedule



                                                                      Page
                                                                      Number
                                                                      ------


Independent Auditors' Report                                          F-2

Consolidated Financial Statements:
    Consolidated Balance Sheets - November 30, 1994 and 1993          F-3
    Consolidated Statements of Operations - Years ended
         November 30, 1994, 1993 and 1992                             F-5
    Consolidated Statements of Stockholders' Equity - Years
         ended November 30, 1994, 1993 and 1992                       F-7
    Consoldiated Statements of Cash Flows - Years ended
         November 30, 1994, 1993 and 1992                             F-8
    Notes to Consoldated Financial Statements                         F-10

Schedule - Years ended November 30, 1994, 1993 and 1992:
    VIII - Valuation and Qualifying Accounts



Schedules other than that listed above are omitted as the required information is either not applicable or is included in the consolidated financial statements or notes thereto.














                                    F-1
- - - - - --------------------------------------------------------------------------------

                        Independent Auditors' Report

The Board of Directors and Stockholders
New Jersey Steel Corporation:

    We have audited the consolidated financial statements of New Jersey Steel Corporation and subsidiary as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Jersey Steel Corporation and subsidiary as of November 30, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 1994 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    As discussed in notes 1 and 6 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in 1993.



                                                 KPMG Peat Marwick LLP

Short Hills, New Jersey
January 11, 1995, except as to the second paragraph of note 12, which is as of February 1, 1995, the fourth paragraph of note 10, which is as of February 8, 1995, and the twelfth paragraph of note 10, which is as of February 23, 1995

                                    F-2
- - - - - --------------------------------------------------------------------------------


NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
November 30, 1994 and 1993
(Dollars In Thousands, Except Per Share Data)

         Assets                                    1994                1993
         ------                                --------            --------
Current Assets:
  Cash and cash equivalents                    $    337               2,536
  Receivables:
         Trade, less allowance for
           doubtful receivables of $1,846
           and $1,828 in 1994 and 1993,
           respectively                          19,874              15,375
   Trade - affiliates                             2,858               3,460
   Other                                            364                 390
                                               --------            --------
         Net receivables                         23,096              19,225

  Inventories                                    14,853              22,069
  Prepaid expenses and other current assets       1,238                 539
  Deferred income taxes                             382                 440
                                               --------            --------
         Total current assets                    39,906              44,809

Property, plant and equipment, net               73,928              46,087
Other assets                                      3,931               3,491
Deferred income taxes                             4,518               4,460
Real estate held for investment, net             13,953              14,459
                                               --------            --------
                                                136,236             113,306
                                               ========            ========

   Liabilities and Stockholders' Equity
   -----------------------------------
Current liabilites:
    Accounts payable - trade                     27,824              21,475
    Due to parent                                   339                 113
    Accrued expenses                              5,015               5,095
    Customer deposit                              3,072                  --
                                               --------            --------
         Total current liabilities               36,250              26,683
                                               --------            --------
Note payable - bank                              10,536               --


                                     F-3                   (Continued)
- - - - - --------------------------------------------------------------------------------

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets (Continued)
November 30, 1994 and 1993
(Dollars In Thousands, Except Per Share Data)

Stockholders' equity:
    Preferred stock, $.01 par value.
      Authorized 5,000,000 shares;
      none issued                                    --               --
    Common stock, $.01 par value.
      Authorized 15,000,000 shares;
      issued and outstanding 5,893,370
      shares in 1994 and 5,873,870
      shares in 1993                                 59                  59

     Additional paid-in capital                 133,904             133,676
     Accumulated deficit                        (44,513)            (47,112)
                                               --------            --------
         Total stockholders' equity              89,450              86,623

Commitments and contingencies                  --------            --------
                                               $136,236             113,306
                                               ========            ========

See accompanying notes to consolidated financial statements.

                                    F-4
- - - - - --------------------------------------------------------------------------------


NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations
Years ended November 30, 1994, 1993 and 1992
(In Thousands, Except Per Share Data)
                                               1994       1993       1992
                                               ----       ----       ----
Net sales                                  $128,605    106,366     99,585
Net sales - affiliates                        9,150     13,096     12,161
Cost of sales                               128,733    112,333    104,587
                                            -------    -------    -------
         Gross profit                         9,022      7,129      7,159
Selling, general and administrative
   expenses, including management and
   technical consulting fees to Von
   Roll Ltd. of $450 in 1994, 1993
   and 1992                                   6,997     11,727      5,677
                                           --------    -------    -------
         Operating income (loss)              2,025     (4,598)     1,482
                                           --------    -------    -------
Other income (expense):
   Interest income                               43        211        381
   Rental                                       531        862      1,000
   Gain on insurance settlement                  --        627      1,125
   Other expense                                 --       (804)        --
                                           --------    -------    -------
                                                574        896      2,506
                                           --------    -------    -------
         Earnings (loss) before provision
          for income taxes, equity in
          operations of investee, extra-
          ordinary credit and cumulative
          effect of change in accounting
          for income taxes                    2,599     (3,702)     3,988

Provision for income taxes                       --         --      1,458
                                           --------    -------    -------
         Earnings (loss) before equity in
          operations of investee,
          extraordinary credit and
          cumulative effect of change
          in accounting for income taxes      2,599     (3,702)     2,530

Equity of operations of investee                 --         --     (1,833)
                                           --------    -------    -------
         Earnings (loss) before extra-
          ordinary credit and cumulative
          effect of change in accounting
          for income taxes                    2,599     (3,702)       697

                                    F-5                         (continued)
- - - - - --------------------------------------------------------------------------------

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations (Continued)
Years ended November 30, 1994, 1993 and 1992
(In Thousands, Except Per Share Data)


Extraordinary credit resulting from
 utilization of net operating loss
 carryforwards                                   --         --      1,367
                                           --------    -------    -------

         Earnings (loss) before cumulative
          effect of change in accounting for
          income taxes                        2,599     (3,702)    2,064

Cumulative effect of change in accounting
   for income taxes                              --      4,900        --
                                           --------    -------    ------
         Net earnings                     $  2,599       1,198     2,064
                                           ========    =======    ======

Per common share amounts:
   Earnings (loss) before extraordinary
    credit and cumulative effect of
    change in accounting for income
    taxes                                  $   .44       (.63)       .12
   Extraordinary credit                         --         --        .23
   Cumulative effect of change in
    accounting for income taxes                 --        .83         --
                                           -------     ------     ------
         Net earnings per common share     $   .44        .20        .35
                                           =======     ======     ======

Weighted average number of common
   shares outstanding                        5,883      5,874      5,868
                                           =======     ======     ======


See accompanying notes to consolidated financial statements.

                                    F-6
- - - - - --------------------------------------------------------------------------------

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
Years Ended November 30, 1994,1993 and 1992
(Dollars In Thousands, Except Per Share Data)
                                                 Capital Stock
                                  -----------------------------------------
                                  Preferred Stock         Common Stock
                                  ---------------   -----------------------
                                  $.01              $.01
                                  par               par
                                  value             value
                                  shares   Amount   shares        Amount
                                  -----------------------------------------
Balances at November 30, 1991         --    $  --    5,866,870       $  59
Common stock options exercised        --       --       7,000            --
Net earnings                          --       --          --            --
                                  -----------------------------------------
Balances at November 30, 1992         --       --    5,873,870          59

Net earnings                          --       --          --            --
                                  -----------------------------------------
Balances at November 30, 1993         --       --    5,873,870          59

Common stock options exercised        --       --       19,500           --
Net earnings                          --       --           --           --
                                  -----------------------------------------
Balances at November 30, 1994         --    $  --    5,893,370       $  59
                                  =========================================
                                                                  Total
                                  Additional                      stock-
                                  paid-in        Accumulated      holders'
                                  capital        deficit          equity
                                  ----------------------------------------
Balances at November 30, 1991     $133,625 (50,374)        83,310
Common stock options exercised          51      --                    51
Net earnings                            --   2,064             2,064
                                  ----------------------------------------
Balances at November 30, 1992      133,676 (48,310)        85,425

Net earnings                            --         1,198             1,198
                                  ----------------------------------------
Balances at November 30, 1993      133,676 (47,112)        86,623

Common stock options exercised         228      --            228
Net earnings                            --         2,599             2,599
                                  ----------------------------------------
Balances at November 30, 1994     $133,904 (44,513)        89,450
                                  ========================================

See accompanying notes to consolidated financial statements.

                                  F-7
- - - - - --------------------------------------------------------------------------------

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years ended November 30, 1994, 1993 and 1992
(Dollars In Thousands)
                                                    1994      1993     1992
                                                 ---------------------------
Cash flows from operating activities:            $ 2,599     1,198    2,064
   Net earnings
   Adjustments to reconcile net earnings
     to net cash provided by operating
     activities:
         Depreciation                              5,556     4,843    5,848
         Provision for losses on trade
           receivables                               742     5,774      540
         Deferred income taxes                        --    (4,900)      --
         Loss from equity investment                  --        --    1,833
         Changes in assets and liabilities:
           Increase in net receivables            (4,613)   (2,783)  (3,729)
           Decrease (increase) in
              inventories                          7,216    (5,896)    (290)
           (Increase) decrease in prepaid
              expenses and other current
              assets                                (699)     (234)     103
           (Increase) decrease in other
              assets                                (440)       55     (363)
           Increase in accounts payable -
              trade                                6,349     6,782      435
           Increase (decrease) in due to
              parent, accrued expenses
              and customer deposit                 3,218      (189)     997
                                                 ---------------------------
              Net cash provided by oper-
                ating activities                  19,928     4,650    7,438
                                                 ---------------------------
Cash flows from investing activities:
   Payments of notes receivable- affiliate            --        --      292
   Capital expenditures                          (32,891)  (17,759)  (4,738)
                                                 ---------------------------
              Net cash used in investing
                activities                       (32,891)  (17,759)  (4,446)
                                                 ---------------------------
Cash flows from financing activities:
   Bank borrowings                                22,095        --       --
   Repayment of bank borrowings                  (11,559)       --       --
   Proceeds from exercise of stock options           228        --       51
                                                 ---------------------------
              Net cash provided by
                financing activities              10,764        --       51
                                                 ---------------------------
                                    F-8                         (Continued)
- - - - - --------------------------------------------------------------------------------

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows (Continued)
Years ended November 30, 1994, 1993 and 1992
(Dollars In Thousands)

              Net (decrease) increase in
                cash and cash equivalents         (2,199)  (13,109)   3,043

Cash and cash equivalents at beginning of
   year                                            2,536    15,645   12,602
                                                 ---------------------------
Cash and cash equivalents at end of year        $    337     2,536   15,645
                                                 ===========================


See accompanying notes to consolidated financial statements.

                                    F-9
- - - - - --------------------------------------------------------------------------------

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
November 30, 1994, 1993 and 1992

(1)OWNERSHIP AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    OWNERSHIP AND NATURE OF OPERATIONS
    ----------------------------------
   New Jersey Steel Corporation and subsidiary (the Company) is majority owned by Von Roll Ltd., a company based in Switzerland. During 1990, New Jersey Steel Corporation formed a subsidiary, New Jersey Steel Investment Co., to hold various investments. The Company operates in one industry segment, the manufacture and sale of steel products. The Company is a steel mini-mill which is designed to convert scrap metal into steel, operating at a high capacity utilization and employing modern technology to produce steel at a low cost. The Company manufactures and fabricates steel reinforcing bars which are used in the building and roadway construction industries.
For the year ended November 30, 1993, export sales accounted for 6% of the Company's total net sales. Export sales were not significant during 1994 and 1992.

   Concentration of Credit Risk
   ----------------------------
   The Company grants trade credit to customers, substantially all of which are located in the Northeastern section of the United States. During the year ended November 30, 1994, the Company generated sales to three customers representing 21%, 11% and 10% of net sales. During the year ended November 30, 1993, the Company generated sales to three customers representing 16%, 15% and 13% of net sales. During the year ended November 30, 1992, the Company generated sales to three customers representing 13%, 12% and 12% of net sales. At November 30, 1994 and 1993, the Company's ten largest customer trade receivable accounts aggregated approximately 77% and 80%, respectively, of trade receivables.

   Principles of Consolidation
   ---------------------------
   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

   Cash Equivalents
   ----------------
   Cash equivalents of $2,523,000 at November 30, 1993 consist primarily of corporate money market accounts. The Company considers all highly liquid instruments with maturities of three months or less at date of purchase to be cash equivalents.



                                    F-10                        (Continued)
- - - - - --------------------------------------------------------------------------------

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements


(1)OWNERSHIP AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES , cont.

   Supplemental Cash Flow Information
   ----------------------------------
   Cash paid for income taxes during the years ended November 30, 1993 and 1992 amounted to approximately $169,000 and $190,000, respectively. Total interest paid and capitalized totaled approximately $1,002,000 for the year ended November 30, 1994 (none in 1993 and 1992).

   Inventories
   -----------
   Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.

   Property, Plant and Equipment
   -----------------------------
   Property, plant and equipment is stated at cost.

   Depreciation of plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets ranging from five to 18 years. Repairs and maintenance are expensed as incurred.

   Real Estate Held for Investment
   -------------------------------
   Real estate held for investment, consisting of land, bulkhead and buildings, is stated at net depreciated cost unless, in the opinion of management, there has been a permanent impairment in value. Depreciation is calculated using the straight-line method over the estimated useful lives of the bulkhead and buildings ranging from 18-25 years.

   Equity Investment
   -----------------
   The Company accounted for its one-third ownership interest in an investee using the equity method through 1993 when the investee declared bankruptcy.

   Accounting Standards
   --------------------
   Effective December 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109 (Statement 109), "Accounting for Income Taxes," which utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to


                                     F-11                       (Continued)
- - - - - --------------------------------------------------------------------------------

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements


(1)OWNERSHIP AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, cont.

   Accounting Standards, cont.
   ---------------------------
differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   The Company has reported the cumulative effect of that change in the method of accounting for income taxes in the 1993 consolidated statement of operations. Pursuant to the deferred method under APB Opinion 11, which was applied in 1992 and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

   Revenue Recognition
   -------------------
   The Company recognizes revenue upon product shipment.


   Per Common Share Amounts
   ------------------------
   Net earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the year. The effect on earnings per common share resulting from the assumed exercise of outstanding stock options is immaterial in 1994, 1993 and 1992.

   Reclassifications
   -----------------
   Certain amounts in the 1993 and 1992 consolidated financial statements have been reclassified to conform to the 1994 financial statement presentation.

(2)  TRANSACTIONS WITH VON ROLL LTD.

   In accordance with a technical services and management consulting


                                F-12                   (Continued)
- - - - - --------------------------------------------------------------------------------

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements


(2)  TRANSACTIONS WITH VON ROLL LTD., cont.

agreement with Von Roll Ltd., during each of the years 1994, 1993 and 1992, the Company charged $450,000 to selling, general and administrative expenses for management and technical consulting services provided by Von Roll Ltd. The agreement is on a year-to-year basis. The fee payable under the agreement is renegotiated annually. The Company has agreed to pay Von Roll Ltd. a fee of $450,000 under this agreement for the year ending November 30, 1995.

(3)   INVENTORIES

   Inventories at November 30, 1994 and 1993 consist of the following:

                                                 1994           1993
                                                 ----           ----
              Finished goods                 $ 4,707,000      6,419,000
              Work in Process                    305,000      7,390,000
              Raw materials, spare parts
                   and supplies                9,841,000      8,260,000
                                              ----------     ----------
                                             $14,853,000     22,069,000
                                              ==========     ==========

(4)   PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment at November 30, 1994 and 1993 consist of the following:


                                                 1994           1993
                                                 ----           ----
              Land and land improvements      $1,944,000      1,944,000
              Steel mill and other
                related facilities            62,646,000     61,271,000
              Machinery and equipment         82,228,000     44,220,000
              Construction in progress        11,613,000     18,105,000
                                             -----------    -----------
                                             158,431,000    125,540,000
              Less accumulated
                   depreciation               84,503,000     79,453,000
                                             -----------    -----------
                                            $ 73,928,000     46,087,000
                                             ===========    ===========

                                    F-13                        (Continued)
- - - - - --------------------------------------------------------------------------------

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements


(4)   PROPERTY, PLANT AND EQUIPMENT, cont.

   During 1993, the Company revised the estimated remaining useful lives of certain machinery and equipment from ten to 15 years to more closely reflect expected remaining lives. The effect of this change in accounting estimate resulted in an increase in the Company's earnings before extraordinary item and net earnings in 1993 of $1,486,000, or $.25 per common share.

(5) INVESTMENTS AND TRANSACTIONS WITH RELATED PARTIES

   The Company acquired a one-third interest in the common stock of A.J. Ross Logistics, Inc. and subsidiaries (AJ Ross) for $2,000,000 in fiscal 1988.
As further described in the succeeding paragraphs, at November 30, 1994 and 1993, the Company had written off its entire investment in AJ Ross and all of its trade receivables due from AJ Ross except as described in the third paragraph below.

   On November 5, 1990, the Company completed the purchase and leaseback of AJ Ross' land and buildings located in Keasbey, New Jersey. The property was purchased for approximately $16,054,000 (based upon an independent appraisal and including related acquisition costs) comprised of $5,141,000 of an assumption of a bank mortgage (which the Company immediately repaid to the bank), and the reduction of the Company's trade receivables due from AJ Ross of approximately $10,913,000. The land and buildings are classified as real estate held for investment in the accompanying consolidated balance sheets and the depreciable portion of such assets is being depreciated over their estimated useful lives. Under the terms of the lease agreement, the Company agreed to lease back the property to AJ Ross under a two-year operating lease. During November 1992, the lease expired at which point AJ Ross leased the property on a month-to-month basis. During fiscal 1994, AJ Ross stopped leasing the property; however, an affiliate of an AJ Ross stockholder leased a portion of the property on a month-to-month basis. Rental income from AJ Ross and an affiliate of AJ Ross for the years ended November 30, 1994, 1993 and 1992 was approximately $480,000, $862,000 and
$1,000,000, respectively.

   AJ Ross undertook a significant restructuring during 1992. The restructuring included asset sales, management changes, and a focus solely on being a rebar fabricator. AJ Ross also had financial support provided by its bank through a revolving credit arrangement, which, during 1992, was increased by the bank and subsequently converted into a term loan with minimal principal payments until August 1994. In conjunction with the AJ


                                  F-14                          (Continued)
- - - - - --------------------------------------------------------------------------------

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements


(5) INVESTMENTS AND TRANSACTIONS WITH RELATED PARTIES, cont.

Ross bank agreement, the Company agreed to allow its trade receivables with AJ Ross to remain at the $5.3 million level through August 31, 1994 (except for certain defined payments allowable based on defined earnings) as long as such bank debt was outstanding, and to extend an additional line of trade support of $1 million. The Company viewed the $5.3 million as the equivalent of a continuation of historical trade support with a major customer. The additional $1 million was secured by the accounts receivable and inventories of AJ Ross up to $750,000 and, during 1992, the Company provided for an additional $1 million equity loss after reducing the carrying value of its investment to zero. Despite the aforementioned restructuring of AJ Ross, changing market conditions and related increases in the price of rebar in 1993 had an adverse effect on AJ Ross' operations, and AJ Ross filed a petition for relief under Chapter 11 of the Bankruptcy Code in November 1993 and subsequently ceased doing business. As a result, in November 1993, the Company charged approximately $5,159,000 to selling, general and administrative expenses to write off trade receivables due from AJ Ross. During fiscal 1992, AJ Ross provided certain freight services for the Company amounting to approximately $511,000.

   Included in trade receivables - affiliates at November 30, 1994 and 1993 is approximately $601,000, which represents the remaining carrying value of the Company's aforementioned $750,000 receivable previously due from AJ Ross, now due from the aforementioned bank which realized proceeds from the sale of the AJ Ross collateral. Based upon the terms of the distribution of proceeds in the Company's agreement with the bank, the Company has a priority position in such proceeds in an amount up to $750,000. While the bank to date has declined to pay the $750,000 to the Company, discussions with the bank are continuing. Management believes, based on advice of its bankruptcy counsel, that it has a valid and subsisting contract claim and that the Company should prevail if it were forced to litigate.

   Summary financial information for AJ Ross as of and for the year ended August 31, 1992 (AJ Ross' fiscal year end and the most recent available audited statements) follows:


         Current assets                          $ 4,973,000
         Current liabilities                       8,601,000
                                                  ----------
               Working capital deficit            (3,628,000)




                                   F-15                         (Continued)
- - - - - --------------------------------------------------------------------------------

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

(5) INVESTMENTS AND TRANSACTIONS WITH RELATED PARTIES, cont.

         Property, plant and equipment, net        2,042,000
         Other assets                                428,000
         Long-term debt                           (4,842,000)
         Other liabilities                          (162,000)
                                                  ----------
              Stockholders' deficit              $(6,162,000)
                                                  ==========
         Net sales                               $20,484,000
                                                  ==========
         Net loss                                $10,607,000
                                                  ==========

The Company has an investment in Excel Mining Systems, Inc. (Excel), a Company which operates in the mine roof bolt industry. The investment has had no significant effect on the Company's financial position or results of operations. Receivables due from Excel are included in trade - affiliates in the accompanying consolidated balance sheets and amount to $2,257,000 and $2,859,000 at November 30, 1994 and 1993, respectively. Receivables from Excel carry the Company's normal trade terms consistent with its other customers.

(6) INCOME TAXES

   The Company adopted Statement 109 effective December 1, 1992.  The cumula-

tive effect of this change in accounting for income taxes is a $4,900,000 benefit, which is determined as of December 1, 1992 and is reported separately in the consolidated statement of operations for the year ended November 30, 1993.

   The components of the deferred income tax assets and liabilities arising under Statement 109 at November 30, 1994 and 1993 are as follows:


                                                 1994           1993
                                                 ----           ----
Deferred tax assets:
   Federal and state net operating
     loss carryforwards                     $  8,593,000      8,098,000
   Other tax credit carryforwards              4,585,000      4,609,000
   Equity investment                             764,000        764,000
   Deferred compensation                         947,000        815,000
   Other deductible temporary differences      1,187,000      1,240,000
   Valuation allowances                       (7,582,000)    (9,028,000)
                                               ---------      ---------
                                           $   8,494,000      6,498,000
                                               =========      =========
                                  F-16                          (Continued)
- - - - - --------------------------------------------------------------------------------

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements


(6) INCOME TAXES, cont.

Deferred tax liabilities:
   Fixed asset basis differences               2,789,000        798,000
   Other taxable temporary differences           805,000        800,000
                                               ---------      ---------
                                           $   3,594,000      1,598,000
                                               =========      =========

For tax purposes, the Company has available at November 30, 1994 net operating loss (NOL) carryforwards for regular Federal income tax purposes, which expire as follows:


                        1997           $   627,000
                        1998            11,524,000
                        1999             4,601,000
                        2006             2,392,000
                        2008             4,072,000
                        2009             1,831,000
                                        ----------
                                       $25,047,000
                                        ==========

   The Company also has investment tax credit carryforwards totalling approximately $904,000, which expire as follows; $1,000 in 1995; $47,000 in 1996; $52,000 in 1997; $347,000 in 1998; $217,000 in 1999; and $240,000
thereafter.  Additionally, in conjunction with the Alternative Minimum Tax
(AMT) rules, the Company has available alternative minimum tax credit carryforwards of approximately $1,051,000, which may be used indefinitely to reduce regular Federal income taxes. The Company has also received approval for $3,986,000 of recycling credits which are available to offset certain state income taxes ($2,631,000 net of Federal benefit). These credits are subject to certain limitations, with an unlimited carryforward. A valuation allowance has been recorded at November 30, 1994 and 1993, respectively, for those tax credits and deductible temporary differences which are not presently considered more likely than not to be realized. During fiscal 1994, the valuation allowance decreased by approximately $1,446,000. During fiscal 1993, the valuation allowance increased by approximately $1,943,000.

   Management believes that it is more likely than not that certain of its NOL carryforwards will be utilized prior to their expiration. This belief is based upon the factors discussed below:


                                  F-17                     (Continued)
- - - - - --------------------------------------------------------------------------------

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements


(6) INCOME TAXES, cont.

      (i) In April 1994, the second phase of the Company's new reduced electrical rate tariff became effective. The new tariff will remain in effect for a period of ten years. Management believes that direct cost savings from the new tariff are significant as compared to such costs when the tariff was agreed upon.

      (ii) In 1994, the Company continued and completed a major portion of its plant Modernization Program which included a new, more efficient process for making steel. The Company is in the process of working with the new system in order to maximize efficiencies and cost savings. The improvements are expected to result in lower unit consumption of power and yield higher productivity, which management believes will result in signif-icant additional cost savings.

      (iii) The sales price for the Company's product, rebar, improved dramatically during fiscal 1994.

      (iv) The Company operates in a highly cyclical industry and conse-

quently has a history of generating and subsequently utilizing significant amounts of NOL carryforwards.

        The components of the provision for income taxes for the year ended November 30, 1992 consist of current Federal and state income taxes of $1,201,000 and $155,000, respectively, and deferred Federal income taxes of $102,000.

        The provision for income taxes for the years ended November 30, 1994, 1993 and 1992 differs from the expected (benefit) provision for Federal income taxes as follows:


                                                 1994       1993         1992
                                                 ----       ----         ----
Computed expected (benefit) provision
        for Federal income taxes           $  884,000  (1,259,000)  1,356,000
Change in the beginning of the year
        balance of the valuation allowance
        for deferred tax assets allocated
        to the provision for income taxes  (1,446,000)         --          --
Expenses with no tax benefit                  222,000          --          --
State income taxes before change in
        valuation allowance (net of
        Federal income tax benefit)           117,000          --     102,000
                                      F-18                     (Continued)
- - - - - --------------------------------------------------------------------------------

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements


(6) INCOME TAXES, cont.

Loss for which no benefit was recorded             --   1,259,000          --
Other                                         223,000          --          --
                                           ----------   ---------   ---------
                                          $        --          --   1,458,000
                                           ==========   =========   =========

(7)     STOCKHOLDERS' EQUITY

        Under the terms of the New Jersey Steel Corporation Incentive Stock Option Plan, certain key employees may be granted options to purchase up to 503,000 shares of common stock. Options are issued at prices equal to the fair market value of the Company's common stock at the date of grant. Options become exercisable ratably over a five-year period. Options which expire or are cancelled become available for future grants.

        Information on common stock options is as follows:


                                                Incentive
                                              stock options
                                      ------------------------------
                                                         Price
                                           Shares      per share
                                      ------------------------------
Outstanding at November 30, 1991          128,630    $ 3.00-14.00
Granted                                     7,500           14.00
Exercised                                  (7,000)     3.88-11.75
                                      -----------
Outstanding at November 30, 1992          129,130      3.00-14.00

Granted                                        --              --
Exercised                                      --              --
                                      -----------
Outstanding at November 30, 1993          129,130      3.00-14.00

Granted                                        --              --
Exercised                                 (19,500)    11.50-11.75
                                      -----------
Outstanding at November 30, 1994          109,630      3.00-14.00
                                      ===========
Exercisable at November 30, 1994          107,130      3.00-14.00
                                      ===========    ============


                                 F-19                     (Continued)
- - - - - --------------------------------------------------------------------------------

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements



(8)     NOTE PAYABLE - BANK

        At November 30, 1993, the Company had a $10,000,000 line of credit with a bank which was to expire on December 31, 1994. Borrowings under the line of credit were unsecured. The line of credit was also subject to certain covenants. Such covenants require the Company to maintain certain financial ratios such as minimum working capital, current ratio, and certain profitability (as defined) and net worth requirements. No amounts were borrowed under this arrangement through November 30, 1993; however, when utilized, borrowings would bear interest at 3/4% per annum below the prime lending rate.

        During 1994, the Company and the bank amended the line of credit, which, as amended currently, provides for $20,000,000 of available credit (subject to limits on collateral availability), bearing interest at the bank's prime rate (8.5% at November 30, 1994), and modified certain financial covenants. Advances under the amended line of credit are secured by the Company's accounts receivable and inventory. The amended line of credit matures on December 31, 1995.

(9)  BENEFIT PLANS

        The Company has a 401(k) plan which allows employees, upon meeting eligibility requirements, to make contributions to the plan, and under various conditions allows the Company to contribute to the plan at percentages specified in the plan agreement. Company contributions to the plan amounted to $175,000, $139,000 and $121,000 in 1994, 1993 and 1992, respectively.

        The Company has a voluntary, nonqualified plan of deferred compensation covering a select group of key employees. Under the terms of the plan, key employees are eligible to defer specific percentages of their compensation until their retirement or other termination of employment. The Company supplements these amounts at percentages specified under the plan. Company contributions to the plan amounted to $261,000, $189,000 and $133,000 in 1994, 1993 and
1992, respectively.

        During the years ended November 30, 1994, 1993 and 1992, the Company charged $189,000, $146,000 and $260,000, respectively, to operations for amounts paid under a profit-sharing plan for hourly

                                 F-20                     (Continued)
- - - - - --------------------------------------------------------------------------------

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements


(9)  BENEFIT PLANS, cont.

and salaried employees authorized by the Board of Directors.

(10)  COMMITMENTS AND CONTINGENCIES

        The Company was a defendant in an action in the Supreme Court of New York. The case arose from an unsuccessful effort to sell the Company in 1983 pursuant to a stock purchase agreement. The complaint sought in excess of $26,600,000 in compensatory damages, an unspecified amount of punitive damages, and specific performance of the stock purchase agreement, together with injunctive and declaratory relief. The trial was completed on May 6, 1993 and the court subsequently rendered a decision dismissing the complaint based on its merits. By order dated November 30, 1994, the plaintiff's appeal was dismissed.

        The Company and Von Roll Ltd. are defendants in an action brought by Mountaineer Bolt, Inc. and Advanced Mining Systems, Inc. against several individuals, Excel Mining Systems, Inc., the Company and Von Roll Ltd. In June 1992, Mountaineer Bolt, Inc. and Advanced Mining Systems, Inc. filed Chapter 11 bankruptcy petitions in the Bankruptcy Court for the Southern District of New York. The original complaint alleged causes of action against defendants other than the Company and Von Roll Ltd., and sought damages in excess of $12,000,000. In 1992, an amended complaint added the Company and Von Roll Ltd. as additional parties and claimed that they conspired with the original defendants to destroy the business of Mountaineer Bolt, Inc. The amended complaint alleges causes of action for tortious conspiracy, tortious interference with contract and prospective busi-

ness relations and fraud and unfair competition. The amended complaint seeks damages in excess of $12,000,000. The action has been transferred from the United States District Court for the Northern District of West Virginia to the U. S. District Court for the Southern District of New York. As defendants, the Company and Von Roll have made a motion to dismiss the Amended Complaint on jurisdictional and substantive grounds. In 1993, in connection with the settlement of an unrelated action, the original defendants were dropped as defendants in this action. Management believes the plaintiffs' claims are without merit and intends to vigorously defend the Company in this action.

        The Company is a party to an Administrative Consent Order (ACO)


                                 F-21                     (Continued)
- - - - - --------------------------------------------------------------------------------

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements



(10)  COMMITMENTS AND CONTINGENCIES, cont.

with the New Jersey Department of Environmental Protection (NJDEP) in settlement of certain emission control matters. In April 1993, the Company and the NJDEP agreed that the mill modernization project would be covered by an extension and modification of the existing ACO and the Company commenced its mill modernization project on that basis. The Company and the NJDEP negotiated an amendment to extend and modify the ACO (the Amended ACO). The Amended ACO called for the NJDEP to issue a new permit covering the modernized facility and provided that the Company pay a penalty of $150,000, which was charged to operations in fiscal 1994. On September 7, 1994, the NJDEP issued to the Company a "Permit to Construct, Install or Alter Control Apparatus or Equipment" and "Temporary Certificate to Operate Control Apparatus or Equipment" and "Prevention of Significant Deterioration Permit" (the NJDEP Permit). The NJDEP Permit authorizes the Company to proceed with the mill modernization project, contains a temporary operating permit and directs that the testing required for issuance of a five-year certificate to operate be performed by April 4, 1995.

        By letter dated February 8, 1995, the NJDEP advised the Company that all obligations imposed by the Amended ACO have been satisfied and that it had terminated the Amended ACO effective February 3, 1995. Notwithstanding termination of the Amended ACO, the Company must perform and meet the tests contained in the NJDEP Permit to obtain a five-year operating permit. Management believes the improvements necessary to bring the Sayreville mill up to the operating standards contained in the NJDEP Permit have been included in the Modernization Program, that its testing will demonstrate compliance with the provisions of the NJDEP Permit and that a new five-year operating permit will be issued by the NJDEP. As a consequence, management does not believe that the foregoing regulatory matters will have a material adverse effect on the Company's financial condition or results of operations.

        On June 7, 1994, the United States Environmental Protection Agency (USEPA) issued a Notice of Violation (NOV) to the Company stating that the Company had violated the New Jersey State Implementation Plan because a "major modification" was commenced without a Prevention of Significant Deterioration Permit from the NJDEP. That permit was issued by the NJDEP on September 7,


                                 F-22                     (Continued)
- - - - - --------------------------------------------------------------------------------

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements



(10)  COMMITMENTS AND CONTINGENCIES, cont.

1994. The USEPA defines a "major modification" as any physical change that would result in a significant net increase in emissions. Since the Company's mill modernization project resulted in a net decrease in emissions and because the Company acted in accordance with an understanding with the NJDEP, management believes that no violation of the New Jersey State Implementation Plan occurred. There have been no further proceedings under the NOV. The Company believes that the issuance of the Prevention of Significant Deterioration Permit on September 7, 1994 addressed the concerns raised by USEPA in the NOV. However, there can be no assurances that USEPA will not assess additional penalties resulting from the NOV, and the amount of such penalties, if any, cannot be determined at this time.

        By letter dated July 7, 1994, the staff of the Securities and Exchange Commission (SEC) informed the Company that it is conducting a private inquiry into whether there have been violations of the Federal securities laws. The staff requested that the Company provide it with all documents concerning its investments in AJ Ross and the Modernization Program. The staff letter states that its request for documents should not be construed as an indication by the SEC or its staff that any violations of law have occurred, nor should it be considered a reflection upon any person, entity or security. The Company is cooperating with the staff and has provided the requested documents.

        In September 1994, the Company received a summons and complaint in an action which purports to be a class action on behalf of minority stockholders of the Company and seeks unspecified damages and injunctive relief in connection with the proposed merger of the
Company into a subsidiary of International Metals Acquisition
Corporation (IMAC) (the Merger) (see note 12).  The complaint alleges, among other things, that $18.00 per share is
"unconscionable, unfair and grossly inadequate"; the terms of the
Merger constitute unfair dealing with respect to the minority shareholders of the Company because, among other things, the intrinsic value of the Company's securities is materially in excess of the $18.00 per share, and was not the result of arm's-length negotiations; and the directors of the Company breached their fiduciary obligations  to the minority stockholders of the Company in approving the Merger.  With the termination of the Agreement and Plan of Merger between the Company and IMAC (see note 12), the Company believes this action is now moot.
                                 F-23                     (Continued)
- - - - - --------------------------------------------------------------------------------

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements



(10)  COMMITMENTS AND CONTINGENCIES, cont.

        Novo-Plez SA and NASCO Brokers, Inc. (the Claimants), steel brokers, filed a Petition and Request for Arbitration in the International Court of Arbitration of the International Chamber of Commerce on March 21, 1994 based on two 1991 purchase agreements between the Company and the Claimants. The Claimants demand $720,653 plus interest at 9.5% since November 29, 1991 and have reserved the right to assert a claim for an additional $8,700,000 in incidental and consequential damages. The Claimants have also petitioned the Company to indemnify them against all expenses and costs incurred relating to the transaction and arbitration. The Company filed an answer to the Petition on May 2, 1994, in which it stated that the steel billets fully conformed to the specifications provided for in the contracts it had with the Claimants. Management believes that the Company has breached no legal obligation owing to Claimants under the contracts. While final arbitration always involves risk at the hands of the decision maker, based on the advice of legal counsel, management believes that based on the contractual obligations and all of the facts and circumstances, the Company will prevail in a successful defense against these claims.

        Egyptian Metals Company (EMC), the customer of the Claimants in the above arbitration, and its broker have attempted to pursue a related claim before the "Tribunal de Commerce" in Paris, France alleging that the Company was liable to it for the sale of the defective billets. EMC claimed damages of $2,120,666 and an additional claim for payment of FF 100,000 under the French Code of Civil Procedure. Management believes that the Company is not liable to EMC for any damages. The Company has not entered an appearance in this French litigation as, based on the advice of legal counsel, management believes that the French court is without jurisdiction over the Company, and that the litigation will ultimately be dismissed or, if judgment is in fact entered, that it will be unenforceable against the Company.

        As further described in note 5, in November 1993, AJ Ross filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code.
As AJ Ross was a significant customer, the Company received in excess of $5.6 million in payments on trade receivables from AJ Ross in the year immediately preceding the filing date. AJ Ross has not asserted any claim against the Company as a result of these payments. In


                                 F-24                     (Continued)
- - - - - --------------------------------------------------------------------------------

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements



(10)  COMMITMENTS AND CONTINGENCIES, cont.

addition, based upon the advice of its bankruptcy counsel, management does not believe that the $5.6 million constituted voidable prefer-

ences. However, there can be no assurance that AJ Ross, a trustee in AJ Ross' case (should one be appointed) or other entities will not assert that some or all of such payments are voidable preferences which must be returned to AJ Ross' bankruptcy estate for distribution to AJ Ross creditors.

        The Company is also involved in litigation relating to claims arising out of its operations in the normal course of business. Such claims against the Company are generally covered by insurance. In the opinion of management, any uninsured or unindemnified liability resulting from existing litigation would not have a material adverse effect on the Company's business or consolidated financial position. The Company is not aware of any probable liabilities or related recoveries which would have a material adverse effect on the Company's consolidated financial position. There can be no assurance that insurance, including product liability insurance, will be available in the future at reasonable rates.

        On December 15, 1994, Excel signed a letter of intent with Birmingham Steel Corporation to acquire Birmingham's mine roof bolt business for approximately $23,000,000. On February 23, 1995, the board of directors of the Company agreed in principle, subject to certain conditions, to guarantee up to $7,000,000 of Excel's revolving credit facility. The guaranteed amount will decline ratably over the nine-months following the transaction and will expire on November 30, 1995. The transaction is scheduled to close in March 1995.

        The Company has an employment agreement with an executive officer which expires in September 1996. The agreement provides for a base annual salary, presently at $235,000, plus an incentive bonus. In the event there is a change in control of the Company, as defined, the officer will have the option to terminate his employment and receive for a period of two years following such termination, the salary and incentive bonus he would have received had he not terminated his employment.

        The Company is a party to several month-to-month operating


                                 F-25                     (Continued)
- - - - - --------------------------------------------------------------------------------

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements



(10)    COMMITMENTS AND CONTINGENCIES, cont.

leases, primarily for equipment. Total rent expense in 1994, 1993 and 1992 was approximately $574,000, $476,000 and $491,000, respectively.

(11)  OTHER INCOME (EXPENSE)

        During fiscal 1992, the Company settled a claim with its insurance company related to an electrical fire resulting in a gain of $1,125,000, which is included in the accompanying 1992 consolidated statement of operations. During fiscal 1993, the Company settled a claim with its insurance company related to roof damage in its melt shop resulting in a gain of $627,000, which is included in the accompanying 1993 consolidated statement of operations.

        Other expense during fiscal 1993 is primarily a result of expenses incurred in connection with the Company's option to purchase property in Pennsylvania, which expired in May 1993.

(12)    MERGER AGREEMENT

        In October 1994, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with IMAC. Pursuant to the Merger Agreement, each of the outstanding shares of common stock of the Company was to be converted into either $18.00 in cash, or an IMAC unit consisting of three shares of IMAC common stock (subject to adjustment) and a five-year warrant to purchase one share of IMAC common stock at $8.00 per share, at the election of the holder of the Company's stock. Concurrent with the execution of the Merger Agreement, the Company's majority stockholder, Von Roll Ltd., entered into a stock purchase agreement with IMAC pursuant to which Von Roll Ltd., among other things, agreed to sell all its holdings of the Company's stock to IMAC and to vote all of such shares in favor of the Merger. The consummation of the Merger and the related stock purchase agreement was contingent on a number of conditions being met, including the buyer's obtaining financing for the transaction, and the required approvals by stockholders of the Company and IMAC.

        On February 1, 1995, the Merger Agreement and related stock purchase agreement were terminated. IMAC has advised the Company


                            F-26                          (Continued)
- - - - - --------------------------------------------------------------------------------

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements


(12)    MERGER AGREEMENT, cont.

that it intends to seek reimbursement of its expenses incurred in connection with the transaction up to a maximum of $3,500,000. Based on the advice of legal counsel, management believes that IMAC is not entitled to such reimbursement. The Company has advised IMAC that it intends to seek recovery of its expenses, which it estimates to be approximately $800,000.

        During fiscal 1994, the Company entered into executive severance agreements with certain executive officers. Pursuant to the agreements, if a sale of the Company is consummated prior to December 31, 1994 (subsequently extended to the later of April 30, 1995, or the consummation or termination of the IMAC transaction), and within one year of consummation either the executive is terminated without good cause or elects to terminate his employment under the circumstances specified therein, the executive will receive from 12 to 18 months of base salary plus certain benefits. Any employee stock options held by such officers which are not exercisable as of the termination date will be accelerated, become immediately exercisable and expire 30 days following termination. In addition, pursuant to a letter agreement between the Company and its President and Chief Executive Officer dated March 14, 1994, the Company agreed to pay a bonus upon consummation of a sale or merger involving the Company. The letter agreement provides that if a merger is consummated, the President and Chief Executive Officer will receive a bonus payable by the Company of $300,000. In addition, if the transaction involves a payment of consideration exceeding $18.00 per share of the Company, an additional bonus by the Company of $100,000 for each $1.00 per share over $18.00 per share will be payable. The letter agreement originally was to expire on September 30, 1994 and was extended to the later of the consummation of the IMAC transaction or December 31, 1994. The aforementioned termination of the Agreement and Plan of Merger and related Stock Purchase Agreement has resulted, in substance, in the expiration of this letter agreement.

(13)    QUARTERLY FINANCIAL INFORMATION (Unaudited)

        The following tables set forth selected quarterly financial information (in thousands, except per share amounts):


                           F-27                          (Continued)
- - - - - --------------------------------------------------------------------------------

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements



(13)    QUARTERLY FINANCIAL INFORMATION (UNAUDITED), cont.


                                                1994
                                 -------------------------------------
                                 First     Second    Third     Fourth
                                quarter    quarter   quarter   quarter
                                --------------------------------------
Net sales                       $22,349    35,841    40,067    39,498
Gross profit                        562       129     3,187     5,144
Net (loss) earnings                (903)   (1,355)    1,578     3,279
Per common share amounts
  - net (loss) earnings         $  (.15)     (.23)      .27       .55

                                                1993
                                 -------------------------------------
                                 First     Second    Third     Fourth
                                 quarter   quarter   quarter   quarter
                                 -------------------------------------
Net sales                      $ 27,869    29,958    35,521    26,114
Gross profit                        102     1,734     3,255     2,038
(Loss) earnings before
  extraordinary credit
  and cumulative effect
  of change in accounting
  for income taxes               (1,150)      443    1,819     (4,814)
Cumulative effect of change
  in accounting for income
  taxes                           4,900        --       --         --
Net earnings (loss)               3,750       443    1,819     (4,814)

Per common share amounts:
  (Loss) earnings before
    extraordinary credit and
    cumulative effect of change
    in accounting for income
    taxes                        $ (.20)      .08      .31      (.82)
  Cumulative effect of change
    in accounting for income
    taxes                           .83        --       --        --
  Net earnings (loss)               .63       .08      .31      (.82)

                                 F-28                (Continued)

- - - - - --------------------------------------------------------------------------------

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements


(13)    QUARTERLY FINANCIAL INFORMATION (UNAUDITED), cont.

        During the fourth quarter of 1993, the Company charged approximately $5.2 million to selling, general and administrative expenses to write off trade receivables due from AJ Ross.

        Effective December 1, 1992, the Company revised the estimated remaining lives of certain machinery and equipment to more closely reflect expected remaining lives resulting in an increase in the Company's net earnings of approximately $372,000 for each respective quarter in 1993.


                            F-29
- - - - - --------------------------------------------------------------------------------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

               Not Applicable.

                                PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The following table sets forth information regarding the directors of the Company.

                         Year First Elected  Principal
Name of Directors Age     as a Director      Occupation

Walter H. Beebe   54          1978           Partner in law firm
                                             firm of Jacobs
                                             Jacobs, Persinger &
                                             Parker since prior
                                             to 1990.

H. Georg Hahnloser            51             1978 Chief Operating
                                             Officer of Von Roll since
                                             February 1995,
                                             previously
                                             Executive Vice
                                             President -
                                             Finance and
                                             Controlling of
                                             Von Roll since
                                             prior to 1990.

Harvey L. Karp    67          1987           Chairman of the
                                             Board of Mueller
                                             Industries, Inc.
                                             a leading
                                             fabricator
                                             of brass, bronze,
                                             copper, plastic and
                                             aluminum products
                                             and private
                                             investor since
                                             prior to 1990.

Robert J. Pasquarelli         48             1982 President and
                                             Chief Executive
                                             Officer of the
                                             Company since
                                             prior to 1990.

    Each of the directors has served continuously since the year in which he was first elected. Each director holds office until the next annual meeting of stockholders and until his successor is elected and qualified.

    Except as set forth below, none of the directors is a director of any company (other than the Company) which is subject to the reporting requirements of the Securities Exchange
Act of 1934 or which is a registered investment company under the Investment Company Act of 1940.

            Name                        Director of

            Harvey J. Karp              Mueller Industries, Inc.
            Robert J. Pasquarelli       Mueller Industries, Inc.

Set forth below is certain information concerning persons who are executive officers of the Company

                        Name Office Held                   Age

Robert J. Pasquarelli   Director, President and Chief       48
                        Executive Officer of the
                        Company since prior to 1990.

Paul Roik               Vice President-Finance and          43
                        Treasurer of the Company
                        since prior to 1990.

John R. Sullivan        Vice President-Industrial           49
                        Relations of the Company
                        since prior to 1990.

Joseph Lahita           Vice President-Operations           49
                        of the Company since June
                        1990; prior thereto Plant
                        Manager of the Company since
                        prior to 1990.

Gary Giovannetti        Vice President - Sales and          44
                        Marketing of  the Company
                        since June 1991; prior
                        thereto employee of the
                        Company since February 1991
                        to June 1991; prior thereto
                        Vice President-Sales
                        and Marketing Northern
                        Precision Casting Company
                        since prior to 1990.

    Each executive officer is appointed by the Board of

Directors and holds office until the first meeting of directors following the annual meeting of stockholders and until his successor is duly chosen and qualified.

Item 11. Executive Compensation.

    The Summary Compensation Table below sets forth individual compensation information for each of the Company's last three fiscal years on the Chief Executive Officer ("CEO") and the four other most highly paid executive officers who were serving as such at the end of the Company's fiscal year ended November 30, 1994 and whose total annual salary and bonus for such fiscal year exceeded $100,000.


                    SUMMARY COMPENSATION TABLE

                                                  Long Term
                                                Compensation
                                                    Awards

Name and                  Annual Compensation
Principal                                           Stock      All Other
Position                 Year   Salary    Bonus     Options
Compensation(1)
                                             (in Shares)
Robert J. Pasquarelli    1994  $235,000  $     -       -        $62,598
CEO, President           1993   225,000   25,000       -         61,236
                         1992   212,000   50,000       -         55,587

Paul Roik                1994   136,000        -       -         28,109
Vice President-          1993   131,000        -       -         28,820
Finance and Treasurer    1992   123,000   20,000       -         24,365

Gary Giovannetti         1994   127,000        -       -         26,849
Vice President-          1993   122,000        -       -         24,760
Sales and Marketing      1992   115,000        -   7,500         23,490

Joseph Lahita            1994   116,000        -       -         25,309
Vice President-          1993   111,000        -       -         23,220
Operations               1992   105,000        -       -         22,396

John R. Sullivan         1994   112,000        -       -          5,130
Vice President-          1993   108,000        -       -          3,845
Industrial Relations     1992   102,000        -       -         12,026
- - - - - ------------------------

1)Includes amounts allocated under the Company's Executive Thrift Savings Plan and the Company's Profit Sharing Plan. For 1994, the amounts allocated under the Company's Executive Thrift Savings Plan and the Company's Profit Sharing Plan were, respectively, as follows: Robert J. Pasquarelli - $38,948,
$23,650; Paul Roik -   $19,901, $8,208; Gary Giovannetti -
$18,641, $8,208; Joseph Lahita  - $17,101, $8,208; and John R.
Sullivan - $0, $5,130.

    The above table does not include any amounts for personal benefits because, in any individual case, such amounts do not exceed the lesser of $50,000 or 10% of such individual's cash compensation.

    The Company has an employment agreement with Robert J. Pasquarelli which expires in September 1996. The agreement provides for an annual base salary, presently at $235,000 per year plus an incentive bonus. In the event there is a "Change of Control of the Company" as defined generally in the employment agreement to occur if Von Roll no longer controls 50% of the voting stock of the Company, Mr. Pasquarelli will have the option to terminate his employment and receive for a period of two years following such termination the salary and incentive bonus he would have received had he not terminated his employment.

    During fiscal 1994, the Company entered into severance agreements with certain executive officers. Pursuant to the agreements, if a sale of the Company is consummated prior to December 31, 1994 (subsequently extended to the later of April 30, 1995, or the consummation or termination of the IMAC transaction), and within one year of consummation either the executive is terminated without good cause or elects to terminate his employment under the circumstances specified therein, the executive will receive from 12 to 18 months of base salary plus certain benefits. Any employee stock options held by such officers which are not exercisable as of the termination date will be accelerated, become immediately exercisable and expire 30 days following termination. In addition, pursuant to a letter agreement between the Company and Mr. Robert Pasquarelli, the President and Chief Executive Officer of the Company, dated March 14, 1994, the Company agreed to pay a bonus upon consummation of a sale or merger involving the Company.
The letter agreement provides that if a merger is consummated, Mr. Pasquarelli will receive a bonus payable by the Company of $300,000. In addition, if the transaction involves a payment of consideration exceeding $18.00 per share of the Company, an additional bonus by the Company of $100,000 for each $1.00 per share over $18.00 per share will be payable. The letter agreement originally was to expire on September 30, 1994 and was extended to the later of the consummation of the IMAC transaction or December 31, 1994. The aforementioned termination of the Merger Agreement and related stock purchase agreement has resulted, in substance, in the expiration of the letter agreement.

Compensation of Directors

    Mr. Karp receives an annual director's fee of $30,000. In addition, Mr. Karp is paid $1,000 per meeting attended plus reasonable travel expenses. Mr. Pasquarelli, who is an employee of the Company, receives no director's fee. Mr. Beebe, a member of Jacobs Persinger & Parker, general counsel to the Company, receives no director's fee as such for serving as a director of the Company.

Option Tables.

    The following table sets forth option exercise activity in the last fiscal year and the fiscal year-end option values with respect to the CEO and each of the executive officers named in the Summary Compensation Table. There were no grants of stock options made during fiscal 1994.


              Aggregated Option Exercises in the Fiscal
                Year Ended November 30, 1994 and the
                   November 30, 1994 Option Values
                                                                Values of
                                              Number of         Unexercised
                                              Unexercised       In-the-money
                                              Options at        Options at
                                              11/30/94          11/30/94
                      Shares
                     Acquired     Value       Exercisable/      Exercisable/
Name                On Exercise   Realized    Unexercisable     Unexercisable
Robert J. Pasquarelli   --           --        27,130/--        $275,370/--

Gary Giovannetti        --           --        12,500/2,500     $54,375/18,750

Paul Roik               --           --            --/--             --/--

John R. Sullivan        --           --            --/--             --/--

Joseph Lahita           --           --        25,000/--       $112,500/--

Item 12. Security Ownership of Certain
         Beneficial Owners and Management.

    The following table sets forth certain information regarding the beneficial ownership as of February 10, 1995 of Common Stock of the Company by the only persons who, to the knowledge of the Board of Directors, own more than five percent of the outstanding shares:

     Name and Address          Amount Owned            Percentage
     of Beneficial Owner       Beneficially             of Class

     Von Roll Ltd.               3,561,500                60.4%
     CH-4563, Gerlafingen
     Switzerland

    Von Roll has sole voting and investment power over the shares it owns. In December 1993, Von Roll indicated to the Board of Directors its desire to sell its interest in the Company. In 1994, Von Roll entered into a Stock Purchase Agreement dated October 4, 1994 (the "Stock Purchase Agreement") with IMAC for the sale of its interest in the Company to IMAC in connection with the merger of the Company into an IMAC subsidiary pursuant to the Agreement and Plan of Merger dated October 4, 1994 between IMAC, IMAC Merger Subsidiary, Inc. and the Company (the "Merger Agreement"). The Merger Agreement has been terminated with both the Company and IMAC claiming a breach of the agreement by the other. As a result of the termination of the Merger Agreement, the Stock Purchase Agreement has also been terminated.

    As of February 10, 1995, Mr. Pasquarelli owned beneficially 27,255 shares of Common Stock of the Company. As of February 10, 1995, all directors and officers, including Mr. Pasquarelli, as a group, owned beneficially a total of 79,155 shares (1.34%) of the

Common Stock of the Company. The beneficial owners have sole voting and investing power over the shares owned. No other directors owned any shares of the Company. Mr. Hahnloser owns shares of common stock of Von Roll representing less than .5% of the Von Roll common stock outstanding.

Item 13. Certain Relationships and
         Related Transactions.

    In August 1988, the Company acquired for $2 million approximately one-third of the common stock of A.J. Ross Logistics, Inc. ("AJ Ross"), a publicly-held steel fabricator and significant customer of the Company located in Keasbey, New Jersey. At the time, AJ Ross had an account receivable balance of approximately $8.7 million to the Company. The purpose of this investment was to strengthen the financial position of AJ Ross to permit it to obtain additional financing from its bank. The purchase agreement provided that the sale proceeds would be used by AJ Ross to repay approximately $2 million of accounts receivable then due to the Company, and AJ Ross thereafter paid the Company an aggregate of approximately $4 million in past due receivables.

    Following such acquisition, the Company granted Thomas Petrizzo, the then President of AJ Ross, a proxy to vote its shares on all matters requiring a vote of AJ Ross stockholders. This proxy was revoked in June, 1992 when Messrs. Pasquarelli and Roik, President and CEO and Vice President, Finance, of the Company, respectively, joined the board of directors of AJ Ross. Messrs. Pasquarelli and Roik served on the board of directors of AJ Ross from June 1992 to October 28, 1993. In addition, the Company subsequently purchased a $2 million term insurance policy on Mr. Petrizzo's life, of which $1 million remains in effect.

    On November 5, 1990, the Company and AJ Ross entered into a $16 million sale/leaseback transaction pursuant to which the Company purchased AJ Ross' land and buildings located in Keasbey, New Jersey (the "Keasbey Property"). An independent appraisal with respect to this property at that time concluded that the property had a value of approximately $15.5 million. This property consists of 27 acres including a deep water dock and 700 foot frontage on the north shore of Raritan Bay. The purchase price consisted of a $5.1 million mortgage assumption which was immediately repaid and the reduction of $10.9 million in trade receivables due to the Company from AJ Ross. Under the terms of the lease agreement, the Company agreed to lease back the property to AJ Ross under a two-year operating lease.
During November 1992, the lease expired at which point AJ Ross leased the property on a month-to-month basis. During fiscal 1994, AJ Ross stopped leasing the property; however, an affiliate of an AJ Ross stockholder leased a portion of the property on a month-to-month basis. Rental income from AJ Ross and the affiliate of AJ Ross for the years ended November 30, 1994, 1993 and 1992 was approximately $480,000, $862,000 and $1,000,000, respectively.

    AJ Ross undertook a significant restructuring during 1992. The restructuring included asset sales, management changes, and a focus solely on being a rebar fabricator. AJ Ross also had financial support provided by its bank, the Bank of New York ("BONY"), through a revolving credit arrangement, which, during 1992, was increased by BONY and subsequently converted into a term loan with minimal principal payments until August 1994. In conjunction with the AJ

Ross bank agreement, the Company agreed to allow its trade receivables with AJ Ross to remain at the $5.3 million level through August 31, 1994 (except for certain defined payments allowable based on defined earnings) as long as such bank debt was outstanding, and to extend an additional line of trade support of $1 million. The Company viewed the $5.3 million as the equivalent of a continuation of historical trade support with a major customer. The additional $1 million was secured by the accounts receivable and inventories of AJ Ross up to $750,000 and, during 1992, the Company provided for an additional $1 million equity loss after reducing the carrying value of its investment to zero. Despite the aforementioned restructuring of AJ Ross, changing market conditions and related increases in the price of rebar in 1993 had an adverse effect on AJ Ross' operations, and AJ Ross filed a petition for relief under Chapter 11 of the Bankruptcy Code in November 1993 and subsequently ceased doing business. As a result, in November 1993, the Company charged approximately $5,159,000 to selling, general and administrative expenses to write off trade receivables due from AJ Ross. During fiscal 1992, AJ Ross provided certain freight services for the Company amounting to approximately $511,000.

    Included in trade receivables - affiliates at November 30, 1994 and 1993 is approximately $601,000, which represents the remaining carrying value of the Company's aforementioned $750,000 receivable previously due from AJ Ross, now due from BONY which realized proceeds from the sale of the AJ Ross collateral. Based upon the terms of the distribution of proceeds in the Company's agreement with BONY, the Company has a priority position in such proceeds in an amount up to $750,000. While BONY to date has declined to pay the $750,000 to the Company, discussions with the bank are continuing. Management believes, based on advice of its bankruptcy counsel, that it has a valid and subsisting contract claim.

    Mr. Petrizzo is currently incarcerated under an indictment issued by a Grand Jury in the United States District Court for the Eastern District of New York. The indictment alleges, among other things, that Mr. Petrizzo is a member of an organized crime family and was involved in a criminal conspiracy. To the knowledge of the Company, prior to such indictment Mr. Petrizzo had no prior criminal record.

    In a letter dated July 7, 1994, the staff of the Securities and Exchange Commission (SEC) informed the Company that it is conducting a private inquiry into whether there have been violations of the federal securities laws. The staff requested that the Company provide it with all documents concerning its investments in AJ Ross and the Modernization Program. The staff letter states that its request for documents should not be construed as an indication by the Commission or its staff that any violations of law have occurred, nor should it be considered a reflection upon any person, entity or security. The Company is cooperating with the staff and has provided the requested documents.

    The Company has an investment in Excel Mining Systems, Inc., a company which operates in the mine roof bolt industry. Historically, the investment has had no significant effect of the Company's financial postiion or results of operations. On December 15, 1994, Excel signed a Letter of Intent with Birmingham Steel Corporation to acquire Birmingham's mine roof bolt business for approximately $23,000,000. The Board of Directors of the Company has agreed in principle, subject to certain conditions, to guarantee up to

$7,000,000 of Excel's revolving credit facility. The guaranteed amount will decline ratably over the nine-months following the transaction and will expire on November 30, 1995. The transaction is scheduled to close in March, 1995.

    The Company has a Technical Services and Management Consulting Agreement with Von Roll dated as of April 1, 1987 pursuant to which Von Roll provides certain management and operational services to the Company. The fee payable under the Agreement is to be renegotiated annually. The Company incurred fees of $450,000 in fiscal 1994 and has agreed to pay to Von Roll fees of $450,000, based upon the anticipated services, for fiscal year 1995. The terms of any extension, amendment or modification of the Agreement will be no less favorable to the Company than those that could be obtained from unaffiliated third parties. The amount of the annual fee and the terms of any extension, amendment or modification will be approved by the Board of Directors and a majority of the directors who are not employees of the Company and Von Roll.

    The Company has an Indemnity Agreement with Von Roll dated as of April 1, 1987 pursuant to which Von Roll has agreed to indemnify the Company from any claims or expenses in connection with the action entitled NEW JERSEY STEEL ACQUISITION CORP. v. VON ROLL AG,
MONTEFORNO, S.A. AND NEW JERSEY STEEL CORPORATION.

    The Company on occasion makes loans to employees primarily in connection with their purchases of housing. At November 30, 1994 there was outstanding a loan of $189,000 to Mr. Roik. Mr. Roik's loan bears interest at the rate of 7.5% per annum and matures in November of 1996. There also was an outstanding loan of $150,000 to Mr. Giovannetti. Mr. Giovannetti's loan bears interest at the rate of 7.5% per annum and matures in April of 1997. There was also an outstanding loan of $75,000 to Mr. Pasquarelli. Mr. Pasquarelli's loan bears interest at the rate of 7.5% per annum and matures in February 1997.

     H. Georg Hahnloser, a director of the Company, is an executive officer of Von Roll, the majority stockholder of the Company.

     Walter H. Beebe, a director and Thomas W. Jackson, Secretary of the Company, are partners in the law firm of Jacobs Persinger & Parker, general counsel to the Company. Jacobs Persinger & Parker also provides legal services to Von Roll. During the fiscal year ended November 30, 1994, the Company made payments to that firm for services rendered and disbursements incurred aggregating $161,397.

                              PART IV

Item 14. Exhibits, Financial Statements,
         Schedules, and Reports on Form 8-K.

     1. The following financial statements are filed as part of this report:

         See Index to Financial Statements and Schedules on page F-1 of this Report.

     2. The following financial statement schedules are filed as part of this report:

         See Index to Financial Statements and Schedules on page F-1 of this Report.

         Schedules other than those listed on the Index to Financial Statements and Schedules are omitted as the required information is either not applicable or is included in the financial statements or notes thereto.

     3.  Exhibits:

3(a)--   Restated Certificate of Incorporation, as amended--
         Incorporated by reference to Exhibit 3(a) of the Company's Registration Statement on Form S-1 (No. 33-13298).

3(b)--   By-laws, as amended--Incorporated by reference to Exhibit
         (b) to the Company's Annual Report on Form 10-K for the year ended November 30, 1983 (File No. 0-15838).

4(a)-- Form of Certificate for shares of Common Stock of the Company-- Incorporated by reference to Exhibit 4(a) of the Company's Registration Statement on Form S-1 (No. 33-
         13298).

10(a)--   Electricity Supply Contract between Company and Central
          Jersey Power & Light Company effective May 1985--
          Incorporated by reference to Exhibit 10(d) of the Company's Registration Statement on Form S-1 (No. 33-13298).

10(b)-- Technical Services and Management Consulting Agreement between the Company and Von Roll Ltd. dated as of April 1, 1987--Incorporated by reference to Exhibit 10(e) of the Company's Registration Statement on Form S-1 (No. 33-13298).

10(c)-- Incentive Stock Option Plan of Company adopted October 2, 1987 with amendments--Incorporated by reference to Exhibit 10(f) of the Company's Registration Statement on Form S-1 (No. 33-13298).

10(d)-- Form of Stock Option Agreement--Incorporated by reference to Exhibit 4(b) of the Company's Registration Statement on Form S-8 (No. 33-17435).

10(e)-- Indemnity Agreement between the Company and Von Roll Ltd. dated as of April 1, 1987--Incorporated by reference to
          Exhibit 10(g) of the Company's Registration Statement on Form S-1 (No. 33-13298).

10(f)--   New Jersey Steel Corporation Executive Thrift Savings
          Plan--Incorporated by reference to Exhibit 10(i) of the Company's Registration Statement on Form S-1 (No. 33-
          13298).

10(g)-- New Jersey Steel Corporation Thrift Savings Plan (as amended 1994)--Filed herewith.

10(h)-- New Jersey Steel Corporation Thrift Savings Agreement (as amended 1994) -- Filed herewith.

10(i)--   Registration Agreement between the Company and Von Roll

          Ltd. dated as of April 1, 1987--Incorporated by reference to Exhibit 10(h) of the Company's Registration Statement on Form S-1 (No. 33-13298).


10(j)-- Real Estate Purchase and Sale Agreement between the Company and A.J. Ross Logistics, Inc. dated as of November 5, 1990-- Incorporated by reference to Exhibit 10(m) of the Company's Annual Report on Form 10-K for the year ended November 30, 1990 (File No. 0-15838).

10(k)-- Employment Agreement dated September 23, 1993 between the Company and Robert J. Pasquarelli--Incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended November 30, 1993 (File No.0-15838).

 23  -- Consent of KPMG Peat Marwick LLP.

 27  -- Financial Data Schedule.

                               SIGNATURES

    Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 28, 1995

                             NEW JERSEY STEEL CORPORATION

                             By:/s/ Robert J. Pasquarelli
                                --------------------------------
                                Robert J. Pasquarelli, President
                                and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

    Signature                   Title                     Date

/s/ Robert J. Pasquarelli  Director, President      February 28, 1995
- - - - - -------------------------  Chief Executive
Robert J. Pasquarelli      Officer (Principal
                           Executive Officer)

/s/ Paul Roik              Vice President-Finance   February 28, 1995
- - - - - -------------------------  and Treasurer (Principal
Paul Roik                  Financial and Accounting
                           Officer)

/s/ H. Georg Hahnloser     Director                 February 28, 1995
- - - - - -------------------------
H. Georg Hahnloser

/s/ Walter H. Beebe        Director                 February 28, 1995
- - - - - -------------------------
Walter H. Beebe

/s/ Harvey L. Karp         Director                 February 28, 1995
- - - - - -------------------------
Harvey L. Karp

- - - - - --------------------------------------------------------------------------------

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY               Schedule VIII
Valuation and Qualifying Accounts
Years ended November 30, 1994, 1993 and 1992


                                                     Write
                           Balance      Charged      offs,
                           at           to costs     net of      Balance
                           beginning    and          recov-      at end
Description                of year      expenses     eries       of year
- - - - - -----------                ---------    --------     ------      -------
Allowance for doubtful
accounts:

Year ended November 30,
     1994                  $1,828,000     742,000      (724,000)  1,846,000
Year ended November 30,
     1993                   1,836,000   5,774,000    (5,782,000)  1,828,000
Year ended November 30,
     1992                   1,914,000     540,000      (618,000)  1,836,000
                            =========   =========    ===========  =========

- - - - - --------------------------------------------------------------------------------