Form 10-Q
period 1995-02-28
NEW JERSEY STEEL CORP
filed 1995-04-17
CIK 812310

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                FORM 10-Q
(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 1995 or

[    ]         Transaction report pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

For the transition period from                        to
                               --------------------        ------------------
Commission file number 0-15838

                        NEW JERSEY STEEL CORPORATION
               ----------------------------------------------
           (Exact name of registrant as specified in its charter)

             DELAWARE                                       22-2137967
- -------------------------------                        --------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

          NORTH CROSSMAN ROAD, SAYREVILLE, NEW JERSEY          08872
- ---------------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, include area code:      (908) 721-6600
                                                  -------------------------

                              Not Applicable
- ---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X     No
                              -----       -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                         Yes ______  No _____

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 28, 1995.

$.01 Par Value Common Stock                            5,893,370
- ---------------------------                  ------------------------------
     (Title of Class)                        (Number of Shares Outstanding)

NEW JERSEY STEEL CORPORATION
INDEX


Part I. Financial Information

     Item 1.   Financial Statements

               Condensed Consolidated Balance
               Sheets at February 28, 1995 (unaudited)
               and November 30, 1994

               Condensed Consolidated Statements of
               Operations for the Three-Month
               Periods ended February 28, 1995 and 1994
               (unaudited)

               Condensed Consolidated Statements of
               Cash Flows for the Three-Month Periods ended
               February 28, 1995 and 1994 (unaudited)

               Notes to Condensed Consolidated
               Financial Statements (unaudited)

     Item 2.   Management's Discussion and Analysis
               of the Condensed Consolidated Financial
               Statements

Part II. - Other Information

     Item 1.   Legal Proceedings

     Item 2.   Changes In Securities

     Item 3.   Defaults upon Senior Securities

     Item 4.   Submission of Matters to a Vote of
               Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

Signatures

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)

                                             Feb.          Nov.
      Assets                                 1995          1994
      ------                               -------       -------
                                                (Unaudited)
Current assets:
     Cash and cash equivalents            $    98          337
     Receivables:
      Trade, less allowance for doubtful
      receivables of $1,951 and $1,846 in
      1995 and 1994, respectively          16,248       19,874
     Trade - affiliates                     3,148        2,858
     Other                                    368          364
                                           ------       ------
      Net receivables                      19,764       23,096

     Inventories                           20,875       14,853
     Prepaid expenses
      and other current assets              1,463        1,620
                                           ------       ------
      Total current assets                 42,200       39,906

Property, plant and equipment, net         74,198       73,928
Other assets                                4,281        3,931
Deferred income taxes                       4,518        4,518
Real estate held for investment, net       13,826       13,953
                                           ------       ------
                                          139,023      136,236
                                          =======      =======

      Liabilities and Stockholder's Equity
      ------------------------------------
Current Liabilities:
     Note payable - bank                 $ 16,634           --
     Accounts payable - trade               6,288       27,824
     Due to parent                            450          339
     Accrued expenses                       4,716        5,015
     Customer deposit                       1,113        3,072
                                           ------       ------
      Total current liabilities            49,201       36,250

Note payable - bank                            --       10,536
Stockholders' equity:
     Preferred stock, $.01 par value.
      Authorized 5,000,000 shares;
      none issued.  Common stock,
      $.01 par value.  Authorized
      15,000,000 shares; issued and
      outstanding   5,893,370 shares
      in 1995 and 1994                         59           59
     Additional paid-in capital           133,904      133,904
     Accumulated deficit                  (44,141)     (44,513)
                                          --------     --------
      Total stockholders' equity           89,822       89,450

Commitments and contingencies                  --           --
                                          --------     --------
                                          139,023      136,236
                                          =======      =======

See accompanying notes to condensed consolidated financial statements.


NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS of OPERATIONS
Three Month Periods ended February 28, 1995
and February 28, 1994
(In Thousands, Except Per Share Data)

                                              1995          1994
                                           -------       -------
                                               (Unaudited)
Net sales                                  $26,222       20,708
Net sales - affiliates                       3,671        1,641
Cost of sales                               27,934       21,787
                                           -------       -------
     Gross profit                            1,959          562

Selling, general and administrative
 expenses                                    1,679        1,643
                                           -------       -------
     Operating income (loss)                   280       (1,081)

Other:
 Interest, net (expense) income                (59)           4
 Rental income                                  48          174
 Other, net                                    (95)           0
                                           -------      -------
                                              (106)         178
     Earnings (loss) before provision
        for income taxes and equity in
        operations of investee                 174         (903)

Provision for income taxes                      44            -

     Earnings (loss) before equity in       -------      -------
        operations of investee                 130         (903)

Equity in operations of investee               242            -
                                           -------       -------
     Net earnings (loss)                       372         (903)
                                           =======       =======

Net earnings (loss) per common share       $  0.06        (0.15)
                                           =======      ========
Weighted average number of shares
  outstanding                            5,893,000    5,874,000

See accompanying notes to condensed consolidated financial statements.

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
Three Month Periods Ended February 28, 1995 and 1994
(Dollars in Thousands)

                                                   1995     1994
                                                  ------   -----
                                                    (Unaudited)
Cash flows from operating activities:
     Net earnings (loss)                          $ 372    $(903)
     Adjustments to reconcile net earnings
     (loss) to net cash used in operating
     activities:
          Depreciation                            1,761    1,297
          Provision for losses on trade
               receivables                          105      165
          Equity in operations of investee         (242)      --
          Changes in assets and liabilities:
            Decrease in net receivables           3,227      939
            Increase in inventories              (6,022)  (5,793)
            Decrease (increase) in prepaid
              expenses and other current assets     157     (168)
            Increase in other assets               (108)      --
            (Decrease) increase in accounts
              payable - trade                    (1,536)     162
            Decrease in due to parent,accrued
               expenses and customer deposit     (2,147)    (201)
                                                 -------  -------
                 Net cash used in operating
                 activities                      (4,433)  (4,502)
                                                 -------  -------

Cash flows from investing activities
     Capital expenditures                        (1,904)  (9,593)
                                                 -------  -------
Cash flows from financing activities
     Bank borrowings - net                        6,098   11,700
                                                 -------  -------
          Net decrease in cash and
          cash equivalents                         (239)  (2,395)


Cash and cash equivalents at beginning of period    337   2,536
                                                  ------ -------
Cash and cash equivalents at end of period        $  98  $  141
                                                  ====== =======

See accompanying notes to condensed consolidated financial statements.

New Jersey Steel Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 1995 and November 30, 1994
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)

(1)  Basis of Presentation

     The unaudited condensed consolidated financial statements of New Jersey Steel Corporation and subsidiary (the Company), in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of such periods. The results of operations for the three-month periods ended February 28, 1995 and 1994 are not necessarily indicative of the results to be expected for the entire year. The accompanying interim financial statements should be read in conjunction with the Company's audited 1994 consolidated financial statements.

     The Company's business is seasonal and is normally slower in the winter months with inventory build-up during this period.

(2)  Capital Stock

During the three-month periods ended February 28, 1995 and 1994 no stock options were granted or exercised.

(3)  Inventories

     Inventories consist of the following:

                                         Feb 28       Nov 30
                                           1995         1994
                                        -------       ------
                                             (Unaudited)
          Finished goods                $ 7,180        4,707
          Work-in-process                 3,379          305
          Raw materials, spare
            parts and supplies           10,316        9,841
                                         ------       ------
                                        $20,875       14,853
                                         ======       ======

(4)  Per Common Share Amounts

     Per common share amounts are based on the weighted average number of shares of common stock outstanding during each period. The effect of stock options for the three-month periods ended February 28, 1995 was not material and for the three-month period ended February 28,1994 was antidilutive.

(5)  Line of Credit

     As of February 28, 1995, the Company had bank borrowings of $16,634 under its revolving credit facility. The available credit facility will remain in effect until December 31, 1995. Advances under the credit facility are secured by the Company's accounts receivable and inventory. Total interest paid and interest expense capitalized under the aforementioned facility totaled $287 and $255, respectively for the three-month period ended February 28, 1995.

(6)  Commitments and Contingencies

     On September 7, 1994, the New Jersey Department of Environmental Protection (NJDEP) issued to the Company a "Permit to Construct, Install or Alter Control Apparatus or Equipment" and "Temporary Certificate to Operate Control Apparatus or Equipment" and "Prevention of Significant Deterioration Permit" (the "NJDEP Permit"). The NJDEP Permit authorizes the Company to proceed with the mill modernization project, contains a temporary operating permit and directs that the testing required for issuance of a five-year certificate to operate be performed by April 4, 1995, which was extended to December 8, 1995 by letter dated March 7, 1995 from the NJDEP. By letter dated February 8, 1995, the NJDEP advised the Company that all obligations imposed by the Amended ACO have been satisfied and that it had terminated the Amended ACO effective February 3, 1995. Notwithstanding, termination of the Amended ACO, the Company must perform and meet the tests contained in the NJDEP Permit to obtain a five-year operating permit. Managment believes the improvements necessary to bring the Sayreville Mill up to the operating standards contained in the NJDEP Permit have been included in the Modernization Program, that its testing will demonstrate compliance with the provisions of the NJDEP Permit and that new five-year operating permit will be issued by the NJDEP. As a consequence, management does not believe that the foregoing regulatory matters will have a material adverse effect on the Company financial condition or results of operations.

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

     In October 1994, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with International Metals Acquisition Corporation ("IMAC"). Pursuant to the Merger Agreement, each share of common stock of the Company was to be converted into either $18.00 of cash, or at the election of the holder of the Company's stock, a unit of IMAC securities. Concurrent with the execution of the Merger Agreement, the Company's majority stockholder, Von Roll Ltd. ("Von Roll") entered into a Stock Purchase Agreement with IMAC pursuant to which Von Roll agreed to sell all its holdings of the Company's stock concurrent with the Merger.

     On February 1, 1995, the Merger Agreement and related Stock Purchase Agreement were terminated. IMAC, the Company and Von Roll had asserted claims for damages for breach of the agreements and were seeking reimbursement of the expenses incurred in connection with the transaction. On March 15, 1995, IMAC, the Company and Von Roll entered into a Termination and Settlement Agreement whereby the parties settled all disputes between them relating to the terminated Merger Agreement and the related stock purchase agreement. Pursuant to the settlement, which involved no payment by any of the parties, the parties exchanged full releases and agreed not to purchase each others' stock for a period of thirty months.

     On September 22, 1994, the Company received a summons and complaint in an action purported to be a class action on behalf of minority stockholders of the Company and sought unspecified damages and injunctive relief in connection with the proposed merger between the Company and IMAC. With the termination of the Merger Agreement between the Company and IMAC, the plaintiff and the Company entered into a Stipulation and Order of Voluntary Dismissal, filed on March 9,1995, dismissing the action.

     The Company and Von Roll are defendants in an action entitled MOUNTAINEER BOLT, INC. and ADVANCED MINING SYSTEMS, INC.
v. BRUCE A. CASSIDY, FREDERICK B. MUNSON, EXCEL MINING SYSTEMS, INC., NEW JERSEY STEEL CORPORATION, VON ROLL LTD. In June 1992, Mountaineer Bolt, Inc. and Advanced Mining, Inc. filed Chapter 11 bankruptcy petitions in the Bankruptcy court for the Southern District of New York. The original complaint alleged causes of action against the defendants other than the Company and Von Roll, and sought damages in excess of $12 million. In 1992, an amended complaint added the Company and Von Roll as additional parties and claimed that they conspired with the original defendants to destroy the business of Mountaineer Bolt. The amended complaint alleges causes of action for tortious conspiracy, tortious interference with contract and prospective business relations and fraud and unfair competition. The amended complaint seeks damages in excess of $12 million. The action has been transferred from the U.S. District Court the Northern District of West Virginia to the U.S. District Court for the Southern District of New York. As defendants, the Company and Von Roll have made a motion to dismiss the amended complaint on jurisdictional and substantive grounds. In 1993, in connection with the settlement of an unrelated action, the original defendants were dropped as defendants in this action. The Company believes the plaintiffs' claims are without merit and intends to vigorously defend itself in this action.

     In a letter dated July 7, 1994, the staff of the Securities and Exchange Commission informed the Company that it is conducting a private inquiry into whether there have been violations of the federal securities laws. The staff requested that the Company provide it with all the documents concerning its investments in AJ Ross Logistics, Inc. and the Modernization Program. The staff letter states that its request for documents should not be construed as an indication by the Commission or its staff that any violations of law have occurred, nor should it be considered a reflection upon any person, entity or security. The Company is cooperating with the staff and has provided the requested documents.

     On March 21, 1994, Novo-Plez SA and NASCO Brokers, Inc. (the "Claimants"), steel brokers, commenced an arbitration against the Company in the International Court of Arbitration. The Claimants seek $721 in damages for steel purchased from the Company which claimants assert was of inferior quality. Claimant's have reserved the right to assert a claim for an additional $8,700 in incidental and consequential damages. The Company filed an answer to the Petition on May 2, 1994, in which it stated that the steel billets fully conformed to the specifications provided for in the contracts. While arbitration always involve risk, based on the advice of legal counsel, management believes that the Company will prevail in a successful defense against these claims.

     Egyptian Metals Company ("EMC"), the customer of the Claimants in the above arbitration, and its broker have attempted to pursue a related claim before the "Tribunal de Commerce" in Paris, France alleging that the Company was liable to it for the sale of the defective billets. EMC claimed damages of $2,121, and an additional claim for payment of FF100 under the French Code of Civil Procedure. Management believes that the Company is not liable to EMC for any damages. The Company has not entered an appearance in this French litigation as, based on the advice of legal counsel, management believes that the French court is without jurisdiction over the Company and that the litigation will ultimately be dismissed or, if judgement is in fact entered, that it will be unenforceable against the Company.

     In November 1993, AJ Ross filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As AJ Ross was a significant customer, the Company received in excess of $5.6 million in payments on trade receivables from AJ Ross in the year immediately preceding the filing date. AJ Ross has not asserted any claim against the Company as a result of these payments. In addition, based upon the advice of its bankruptcy counsel, management does not believe that the $5.6 million constituted voidable preferences. However, there can be no assurance that AJ Ross, a trustee in AJ Ross' case (should one be appointed) or other entities will not assert that some or all of such payments are voidable preferences which must be returned to AJ Ross' bankruptcy estate for distribution to AJ Ross creditors.

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Such claims against the Company are generally covered by insurance. There can be no assurance that insurance, including product liability insurance, will be available in the future at reasonable rates.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-Month Periods ended February 28, 1995 and 1994

A summary of the period-to-period changes in the "Condensed
Consolidated Statements of Operations" for the three-month periods ended February 28, 1995 and 1994 is shown below:

                                             Percent of Net Sales
               ----------------------------  --------------------
                  1995     1994   Inc.(Dec)         1995     1994
               ----------------------------  --------------------
                   (Unaudited)
                          ($000)
Net sales      $   29,893   22,349    7,544        100.0   100.0

Gross profit        1,959      562    1,397          6.5     2.5

Selling,
general and
administrative
expenses            1,679    1,643       36          5.6     7.3

Other (expense)
income               (106)     178     (284)         (.4)    0.8

Earnings (loss)
before
provision for
income taxes
and equity in
operations
of investee           174     (903)   1,077           .5    (4.0)

Provision for
income
taxes                  44       --       44           .1      --

Earnings (loss)
before equity
in operations
of investee           130     (903)   1,033           .4    (4.0)

Equity in
operations of
investee              242       --      242           .8      --
               -----------------------------      ----------------
Net earnings
 (loss)        $      372     (903)   1,275          1.2    (4.0)
               =============================      ===============

MANAGEMENT'S DISCUSSION - THREE MONTHS ENDED FEBRUARY 28, 1995
COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 1994

     Net sales for the first quarter ended February 28, 1995 increased 34% to $29,893,000 from $22,349,000 in the first quarter of 1994, primarily as a result of a 21% increase in shipment levels and higher selling prices. Average selling prices increased to $316 per ton in the first quarter of 1995 from $285 per ton in the first quarter of 1994.

     Gross profit for the first quarter ended February 28, 1995 increased $1,397,000 to $1,959,000 from $562,000 in the first quarter of 1994. Higher scrap and material costs in the first quarter of 1995 partially offset the benefit of these higher shipment and rebar pricing levels. Scrap costs in the first quarter of 1995 increased to $112 per ton from $109 per ton in 1994. Billet conversion costs in the first quarter of 1995 were lower than 1994 reflecting the continued improvement in melt shop operations since the installation of the new Consteel melt shop process in 1994.

     Selling, general and administrative expenses during the quarter ended February 28, 1995 were consistent with the quarter ended February 28, 1994. Other income (expense) decreased $284,000 to $106,000 of expense for the first quarter 1995 from $178,000 of income for the comparable 1994 period. This was primarily the result of reduced rental income and the write-off of merger-related expenses offset by a gain on the sale of equipment.

     New Jersey Steel's share of net income from operations of its equity investee contributed $242,000 to the earnings of the Company for the quarter ending February 28, 1995. This is accounted for as an equity investment.

LIQUIDITY AND CAPITAL RESOURCES

     As of February 28, 1995, the Company had cash and cash equivalents of $98,000 and total outstanding indebtedness of $16,634,000 under the Company's revolving credit facility. The credit facility is secured by accounts receivable and inventory and is due to expire in December 1995.

     The quarter ended February 28, 1995 reflects reduced working capital as compared to November 30, 1994. This is primarily the result of the Company's credit facility becoming classified as a current liability due to its expiration date in December 1995.

     Net cash used in operating activities was $4,433,000 for the quarter ended February 28, 1995, relatively consistent with $4,502,000 used during the quarter ended February 28, 1994. Net bank borrowings in the first quarter of 1995 were $6,098,000 as compared to $11,700,000 in the first quarter of 1994 reflecting a drop in capital expenditures in the 1995 first quarter to $1,904,000 from $9,593,000 in the first quarter of 1994 and improved earnings. The Company expects to incur capital expenditures of $7,900,000, in fiscal 1995, primarily to install a new continuous casting machine.

     The Company believes that cash flow generated by future operations and its available bank credit facilities will be adequate to fund day-to-day operations and contemplated capital expenditures for the balance of the year.
Part II.  Other Information

Item 1.   Legal Proceedings

          MERGER AGREEMENT. In October 1994, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with International Metals Acquisition Corporation ("IMAC"). Pursuant to the Merger Agreement, each share of common stock of the Company was to be converted into either $18.00 of cash, or at the election of the holder of the Company's stock, a package of IMAC securities. Concurrent with the execution of the Merger Agreement, the Company's majority stockholder, Von Roll Ltd. ("Von Roll") entered into a Stock Purchase Agreement with IMAC pursuant to which Von Roll agreed to sell all its holdings of the Company's stock concurrent with the Merger.

          On February 1, 1995, the Merger Agreement and related Stock Purchase Agreement were terminated. IMAC and the Company had asserted claims for damages for breach of the agreements and were seeking reimbursement of the expenses incurred in connection with the transaction. On March 15, 1995, IMAC, the Company and Von Roll entered into a Termination and Settlement Agreement whereby the parties settled all disputes between them relating to the terminated Merger Agreement and the related stock purchase agreement. Pursuant to the settlement, which involved no payment by any of the parties, the parties exchanged full releases and agreed not to purchase each others' stock for a period of thirty months.

          STOCKHOLDERS ACTION. On September 22, 1994, the Company received a summons and complaint in an action in the Court of Chancery for New Castle County, Delaware entitled LESLIE SUSSER v. NEW JERSEY STEEL CORPORATION, WALTER H. BEEBE, DR. PAUL
J. CHOFFAT, H. GEORG HAHNLOSER, HARVEY L. KARP and ROBERT J. PASQUARELLI (Civil Action No. 13747). The action purported to be a class action on behalf of minority stockholders of the Company and sought unspecified damages and injunctive relief in connection with the proposed merger between the Company and IMAC. With the termination of the Merger Agreement between the Company and IMAC, plaintiff and the Company entered into a Stipulation and Order of Voluntary Dismissal, filed on March 9,1995, dismissing the action.

          MOUNTAINEER BOLT, INC. LITIGATION. The Company and Von Roll are defendants in an action entitled MOUNTAINEER BOLT, INC. and ADVANCED MINING SYSTEMS, INC. v. BRUCE A. CASSIDY, FREDERICK
B. MUNSON, EXCEL MINING SYSTEMS, INC., NEW JERSEY STEEL CORPORATION, VON ROLL LTD., a/k/a/ VON ROLL AG (United States District Court, Southern District of New York; Case No. 93 Civ.
6612). In June 1992, Mountaineer Bolt, Inc. and Advanced Mining, Inc. filed Chapter 11 bankruptcy petitions in the Bankruptcy court for the Southern District of New York. The original complaint alleged causes of action against the defendants other than the Company and Von Roll, and sought damages in excess of $12 million. In 1992, an amended complaint added the Company and Von Roll as additional parties and claimed that they conspired with the original defendants to destroy the business of Mountaineer Bolt. The amended complaint alleges causes of action for tortious conspiracy, tortious interference with contract and prospective business relations and fraud and unfair competition. The amended complaint seeks damages in excess of $12 million.
The action has been transferred from the U.S. District Court the Northern District of West Virginia to the U.S. District Court for the Southern District of New York. As defendants, the Company and Von Roll have made a motion to dismiss the amended complaint on jurisdictional and substantive grounds. In 1993, in connection with the settlement of an unrelated action, the original defendants were dropped as defendants in this action. The Company believes the plaintiffs' claims are without merit and intends to vigorously defend itself in this action.

          SECURITIES AND EXCHANGE COMMISSION INQUIRY. In a letter dated July 7, 1994, the staff of the Securities and Exchange Commission informed the Company that it is conducting a private inquiry into whether there have been violations of the federal securities laws. The staff requested that the Company provide it with all the documents concerning its investments in AJ Ross Logistics, Inc. and the Modernization Program. The staff letter states that its request for documents should not be construed as an indication by the Commission or its staff that any violations of law have occurred, nor should it be considered a reflection upon any person, entity or security. The Company is cooperating with the staff and has provided the requested documents.

          NOVO-PLEZ AND NASCO ARBITRATIONS. On March 21, 1994, Novo-Plez SA and NASCO Brokers, Inc. (the "Claimants"), steel brokers, commenced an arbitration against the Company in the International Court of Arbitration. The Claimants seek $720,653 in damages for steel purchased from the Company which claimants assert was of inferior quality. Claimant's have reserved the right to assert a claim for an additional $8,700,000 in incidental and consequential damages. The Company filed an answer to the Petition on May 2, 1994, in which it stated that the steel billets fully conformed to the specifications provided for in the contracts. While arbitration always involve risk, based on the advice of legal counsel, management believes that the company will prevail in a successful defense against these claims.

          Egyptian Metals Company ("EMC"), the customer of the Claimants in the above arbitration, and its broker have attempted to pursue a related claim before the "Tribunal de Commerce" in Paris, France alleging that the Company was liable to it for the sale of the defective billets. EMC claimed damages of $2,120,666 and an additional claim for payment of FF100,000 under the French Code of Civil Procedure. Management believes that the Company is not liable to EMC for any damages. The Company has not entered an appearance in this French litigation as, based on the advice of legal counsel, management believes that the French court is without jurisdiction over the Company and that the litigation will ultimately be dismissed or, if judgement is in fact entered, that it will be unenforceable against the Company.

          From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Such claims against the Company are generally covered by insurance. There can be no assurance that insurance, including product liability insurance, will be available in the future at reasonable rates.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

3(a) -- Restated Certificate of Incorporation, as amended -- Incorporated by reference to Exhibit
          3(a) of the Company's Registration Statement on
          Form S-1 (No. 33-13298).

3(b) --   By-laws, as amended -- Incorporated by reference to
          Exhibit 3(b) to the Company's Annual Report on
          Form 10-K for the year ended November 30, 1983 (File
          No. 0-15838).

4(a) -- Form of Certificate for shares of Common Stock of the Company -- Incorporated by reference to Exhibit 4(a) of the Company's Registration Statement on Form S-1 (No.
          33-13298).

10(a)-- Electricity Supply Contract between the Company and Central Jersey Power & Light Company effective May 1985 -- Incorporated by reference to Exhibit 10(d) of the Company's Registration Statement on Form S-1
          (No. 33-13298).

10(b)-- Technical Services and Management Consulting Agreement between the Company and Von Roll Ltd. dated as of April 1, 1987 -- Incorporated by reference to Exhibit 10(e) of the Company's Registration Statement on Form S-1 (No. 33-13298).

10(c)--   Incentive Stock Option Plan of Company adopted October
          2, 1987 with amendments -- Incorporated by reference to
          Exhibit 10(f) of the Company's Registration Statement on Form S-1 (No. 33-13298).

10(d)-- Form of Stock Option Agreement -- Incorporated by reference to Exhibit 4(b) of the Company's Registration
          Statement on Form S-8 (No. 33-17435).

10(e)--   New Jersey Steel Corporation Executive Thrift Savings
          Plan -- incorporated by reference to Exhibit 10(I) of the Company's Registration Statement of Form S-1 (No.
          33-13298)

10(f)--   New Jersey Steel Corporation Thrift Savings Plan
          (as amended 1994) -- Incorporated by reference to
          Exhibit 10(g) of the Company's Annual Report on Form
          10-K for the year ended November 30, 1994 (File No. 0-15838).

10(g)--   New Jersey Steel Corporation Thrift Savings Agreement
          (as amended 1994) -- Incorporated by reference to
          Exhibit 10(h) of the Company's Annual Report on Form
          10-K for the year ended November 30, 1994 (File No. 0-15838).

10(h)--   Registration Agreement between the Company and
          Von Roll Ltd. dated as of April 1, 1987 -- Incorporated by reference to Exhibit 10(h) of the Company's
          Registration Statement on Form S-1 (No. 33-13298).

10(i)-- Employment Agreement dated September 23, 1993 between the Company and Robert J. Pasquarelli -- Incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended November 30, 1993 (File No. 0-15838).

10(j)--   Revolving Loan and Security Agreement dated March 31,
          1993 and Amendment dated April 1994 and Second
          Amendment dated May 31, 1994 and Third Amendment dated
          December 31, 1994 -- Filed herewith.

27 --     Financial Data Schedule

(B)  No reports on Form 8-K were filed during this period.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NEW JERSEY STEEL CORPORATION
                                   Registrant



Dated: April 15, 1995

                                /s/ Robert J. Pasquarelli
                                -------------------------
                                Robert J. Pasquarelli
                                President



Dated: April 15, 1995

                                /s/ Paul Roik
                                --------------------------
                                Paul Roik, Vice President -
                                Finance and Treasurer
                                (Principal Finance and
                                Accounting Officer)

MIDLANTIC NATIONAL BANK
REVOLVING LOAN AND SECURITY AGREEMENT

Dated:  March 31, 1993

NEW JERSEY STEEL CORPORATION (whether one or more, referred to singly and collectively hereinafter as "Borrower") and MIDLANTIC
NATIONAL BANK ("Bank") agree as follows:

     SECTION 1.01.  THE LOANS.     Bank agrees, on the terms and
conditions hereinafter set forth, to make loans (a "Loan" or "Loans") to Borrower from time to time during the period from the date hereof to and including December 31, 1994 (the "Termination Date") in an aggregate amount not to exceed at any time outstanding $10,000,000.00 (the "Commitment"). Each Loan shall be in an amount of at least $50,000.00. The proceeds of Loans shall be used only for capital expenditures and working capital.

     SECTION 1.02. INTEREST AND REPAYMENT. Borrower shall repay, and shall pay interest on, the aggregate unpaid principal amount of all Loans in accordance with a promissory note or notes of Borrower (collectively the "Note"). Borrower may prepay the
Note in whole or in part, with accrued interest to the date of prepayment on the amount prepaid, provided that each partial prepayment shall be in a principal amount of at least $50,000.00, and may thereafter reborrow within the limits of the Commitment.

     SECTION 1.03. FACILITY FEE. Borrower agrees to pay Bank quarterly a facility fee on the Commitment, from the date hereof until the Termination Date, at the rate of 1/4% per annum. This fee may be paid via balances at the Borrower's option.

     SECTION 1.04. MULTIPLE BORROWERS. If more than one Borrower is named above, each shall be jointly and severally liable for the Loans and all other sums payable under this Agreement, without regard to which receives the proceeds of any of the Loans, and each hereby acknowledges that it expects to derive economic benefit from the Loans.

     SECTION 2.01. CONDITIONS PRECEDENT TO LOANS. Each Loan is subject to the conditions precedent that Bank shall have received the Note, duly executed by Borrower, and that on the date of such
Loan: (a) the security interests provided for in Section 3.01 shall be perfected as first liens, (b) the representations and warranties contained in this Agreement are correct as though made on and as of the date of the Loan, no event has occurred and is continuing, or would result from the Loan, which constitutes an Event of Default or would constitute and Event of Default with the giving of notice, lapse of time or other condition, (d) if requested by Bank, Borrower shall have confirmed such matters by delivery of a certificate dated the day of the Loan and signed by a duly authorized officer (or partner) of Borrower satisfactory to Bank, and (e) Bank shall have received such approvals, certifications, opinions and other documents as Bank may request.

     SECTION 3.01. GRANT OF SECURITY INTERESTS. As security for the due and punctual payment and performance of all of the Obligations as defined in Section 3.02, Borrower hereby pledges, transfers and assigns to Bank, and grants to Bank security interests in, all of the Collateral as defined in Section 3.03.

     SECTION 3.02. DEFINITION OF "OBLIGATIONS". Wherever used in this Agreement, the term "Obligations" shall mean (a) all principal of and interest on the Loans and all other sums payable by Borrower under the terms of this Agreement, and all obligations of Borrower to Bank in respect of letters of credit and bankers acceptances, (b) all other indebtedness, liabilities, obligations, guaranties and agreements of every kind or nature of Borrower to or with Bank or any affiliate of Bank, (c) all guaranties of any of Borrower's Obligation, and (d) any participation or interest of Bank or any affiliate of Bank in any indebtedness, liabilities, obligations, guaranties or agreements of Borrower or any such guarantor to or with others, in each case described in clauses (a) through (d) whether now existing or hereafter arising, whether pursuant to this Agreement or otherwise, whether acquired directly or by assignment, whether acquired outright, conditionally or as collateral security from another, whether absolute or contingent, joint or several, liquidated or unliquidated, secured or unsecured, and whether arising by operation of law or otherwise, and including without limitation any renewals, extensions, modifications or changes in form of, or substitutions for, any of the items described in the preceding clauses (a) through (d).

     SECTION 3.03. DEFINITION OF "COLLATERAL". Wherever used in this Agreement, the term "Collateral" shall mean all of Borrower's interest in: (a) all monies, instruments, securities, documents and other property of Borrower at any time held by or in transit to Bank from or for Borrower for any purpose, and (b) all accessions and additions to, replacements and substitutions for, any of the foregoing.

     SECTION 4.01.  REPRESENTATIONS AND WARRANTIES OF BORROWER.
Borrower represents and warrants as follows:

     (a) Borrower, if not an individual, is duly organized, validly existing and in good standing under the laws of the State of New Jersey.

     (b) The execution, delivery and performance by Borrower of this Agreement and the Note are within Borrower's powers, have been duly authorized by all necessary action, and do not and will not (I) violate Borrower's Certificate or Articles of Incorporation or Bylaws or other governing instrument, (ii) constitute a breach of, or default under, any agreement, undertaking or instrument to which Borrower is a party or by which it may be affected, or (iii) result in the imposition of any lien, encumbrance or restriction on any assets of Borrower.

     (c) The financial statements of Borrower furnished to Bank fairly present the financial condition of Borrower and the results of the operations of Borrower, all in accordance with generally accepted accounting principles consistently applied, and there has been no material adverse change in such condition or operations.

     (d) Except as disclosed in writing to Bank, no property owned or used by Borrower and located in the State of New Jersey is or has been used for any activity having a Standard Industrial Classification Code listed in the definition of an "industrial establishment" under the New Jersey Environmental Cleanup Responsibility Act ("ECRA") and for the generation, manufacture, refining, transportation, treatment, storage, handling or disposal of any "hazardous substances" or "hazardous wastes" within the meaning of ECRA.

     (e) No part of the proceeds of any Loan will be used, directly or indirectly, to purchase or carry any margin stock (as defined in Regulation U issued by the Board of Governors of the Federal Reserve System), to extend credit to others for the purpose of purchasing or carrying any such margin stock, or for any purpose that violates any provision of Regulations G, T, U or X issued by the Board of Governors of the Federal Reserve System.

     (f) The principal place of business and chief executive office of Borrower is located at North Crossman Road, Sayreville, New Jersey 08872. Borrower maintains its books and records relative to its Accounts and its Inventory at North Crossman Road, Sayreville, New Jersey 08872. No tangible property constituting part of the Collateral is or will be, or has been during the six months preceding execution of the Agreement, located in or on any premises other than those identified in writing to Bank.

     (g) Except as disclosed in writing to Bank, none of Borrower's business is conducted through any corporate subsidiary, unincorporated association or other entity or under any name not stated at the beginning of this Agreement, and Borrower has not within the seven years preceding the date of this Agreement (I) changed its name, (ii) used any name other than the name stated at the beginning of this Agreement, or (iii) merged or consolidated with, or acquired the assets of, any corporation or other business.

     (h) Borrower has good and marketable title to all of the Collateral as sole owner thereof, free and clear of any mortgage, security interest, assignment, pledge, or other lien or encumbrance. None of the Collateral is subject to any prohibition against encumbering, pledging, hypothecating or assigning the same or requires notice or consent in connection therewith.

     SECTION 5.01. AFFIRMATIVE COVENANTS. Borrower covenants and agrees that, so long as any amount remains unpaid under the Note or this Agreement or Bank has any Commitment hereunder, Borrower shall, unless Bank shall otherwise consent in writing:

     (a) Maintenance of Properties and Rights. Maintain its properties in good working order and condition, and preserve in full force and effect its existence and good standing and all other rights, powers, licenses and qualifications necessary or desirable for its ownership or use of properties or the conduct of its business.

     (b) Payment of Taxes and Other Obligations. pay, before they become delinquent, all taxes, assessments and governmental charges imposed upon it or any of its property or required to be collected by it.

     (c) Compliance with Laws. Comply in all material respects with all federal, state and local statutes, rules, regulations, orders and other provisions of law applicable to its ownership or use of properties or the conduct of its business (including, without limitation, those relating to environmental, health and safety matters, and the Employee Retirement Income Security Act of 1974, as amended).

     (d) Books, Records and Inspections. Maintain complete and accurate books and records of all its operations and properties, and permit the Bank (through its employees, accountants, attorneys and other agents and at any reasonable time or times) to inspect the books and records of Borrower (including, without limitation, returns for federal income tax and other taxes) and to make extracts therefrom and to inspect the properties and operations of Borrower.

     (e)  Financial Statements:  Other Information.  Furnish to
Bank: (I) within 120 days after the end of Borrower's fiscal year, a balance sheet of Borrower as of the end of such year and statements of income, cash flows and changes in stockholders' equity for such year (all in reasonable detail and with all notes and supporting schedules), presenting fairly the financial condition of Borrower as of the dates and for the periods indicated, prepared in accordance with generally accepted accounting principles consistently applied, and certified or otherwise verified to Bank's satisfaction, and (ii) such interim financial statements and other information relevant to the financial condition, properties and operations of Borrower within 60 days of a fiscal quarter end.

     (f) Financial Covenants. Maintain current assets, excluding due form affiliate receivables and/or amounts due from related parties, in excess of current liabilities by at least $10,000,000.00 tested on a quarterly basis; maintain current assets of at least 150% of current liabilities tested on a quarterly basis; maintain total liabilities in an amount not in excess of 50% of tangible net worth tested on a quarterly basis; and maintain the following additional financial ratios:
EBITDA/Interest Expense (net of interest income) of 3.0 to 1 tested on an annual basis; Tangible Net Worth of $50,000,000.00 increasing by 20% of Net Profit per year; such foregoing financial terms to be defined in accordance with generally accepted accounting principles consistently applied.

     (g) Additional Actions. Upon Bank's request, execute and deliver such further documents and take such further actions as Bank may request from time to time in order to create, perfect or continue the security interests and other liens provided for by this Agreement and otherwise carry out the purposes of this Agreement and secure to bank the benefits thereof.

     SECTION 6.02. NEGATIVE COVENANTS. Borrower covenants and agrees that, so long as any amount remains unpaid under the Note or this Agreement or Bank has any Commitment hereunder, Borrower shall not, unless Bank shall otherwise consent in writing:

     (a) Merger, Reorganization, Dissolution. Enter into any merger, consolidation, reorganization or recapitalization; take any steps in contemplation or dissolution or liquidation; or conduct any substantial part of Borrower's business through any corporate subsidiary, unincorporated association or other entity.

     (b) Cessation or Material Change in Business. Cease operation, or cause or permit a material change in the nature of the business of Borrower as conducted on the date of this Agreement.

     (c) Transfer of Collateral. Sell, assign, lease, or otherwise transfer or dispose of any of the Collateral or any of its Accounts Receivable and/or Inventory as defined in the Uniform Commercial Code except as sold in the ordinary course of business.

     (d) Other Liens. Incur, create or permit to exist any mortgage, security interest, assignment, pledge, or other lien or encumbrance upon or with respect to any of the Collateral.

     (e) Change of Location or Name. Change any of the following: (I) the location of any Collateral, (ii) the locations stated in Subsection 4.01 (f) of this Agreement for the maintenance of the books and records relative to Accounts and Inventory and the principal place of business or chief executive office of Borrower, or (iii) the name under which Borrower conducts any of its business or operations.

     (f) Settlements. Compromise, settle or adjust any claim in a material amount relating to any of the Collateral.

     SECTION 7.01 EVENTS OF DEFAULT. The occurrence of any of the following shall constitute an "Event of Default": (a) Borrower fails to pay when due (I) any principal of or interest on the Loans, (ii) any other amount payable under this Agreement or the Note, or (iii) any amount payable with respect to any of the other Obligations; (b) any representation or warranty made by Borrower herein, or otherwise by Borrower in connection with this Agreement, proves to have been incorrect in any material respect when made; (c) Borrower fails to perform or observe any other term, covenant or agreement on its part to be performed or observed contained in this Agreement, or a default occurs with respect to any of the other Obligations; (d) Borrower (I) becomes unable or fails to pay its debts generally as they become due,
(ii) admits in writing its inability to pay its debts, or (iii) proposes or makes a general assignment for the benefit creditors;
(e) any proceeding is instituted by or against Borrower (I) seeking to adjudicate it a bankrupt or insolvent, or seeking reorganization, arrangement, adjustment or composition of it or its debts under any law relating to bankruptcy, insolvency or reorganization or relief of debtors, or (ii) seeking appointment of a receiver, trustee, or other similar official for it or for any of its property, or Borrower takes any action to authorize or consent to any action described in this subsection (e); (f) one or more judgments or orders for the payment of money exceeding $250,000.00 in the aggregate is rendered against Borrower and continues unsatisfied and not effectively stayed for a period of 30 consecutive days, or any of the Collateral becomes subject to attachment, execution, levy or like process which has not been effectively stayed; (g) any material adverse change occurs in the financial condition or operations of Borrower or of any guarantor of any of the Obligations; (h) any guaranty of any of the Obligations ceases to be effective, or any guarantor thereof denies liability thereunder, dies or is liquidated or dissolved, or any of the events described in Subsections 8.01 (d), (e) and
(f) occurs with respect to any such guarantor; (I) any individual named in this Agreement as Borrower dies; (j) any material part of the Collateral is lost, destroyed or damaged; or (k) Bank believes at any time that the prospect of payment or performance of any of the Obligations is impaired; however, Bank agrees that it shall exercise its rights under this clause in a commercially reasonable manner, in good faith, pursuant to the rights, obligations, promises and covenants contained in this agreement.

     SECTION 7.02. REMEDIES UPON DEFAULT. Automatically upon the occurrence of an Event of Default described in Subsection
7.01 (e), and at the option of Bank upon the occurrence of any other Event of Default, (a) the Commitment and all provisions for additional Loans under this Agreement shall terminate, (b) the principal and interest of the Loans, all other amounts payable under the Note or this Agreement and all other Obligations shall become and be immediately due and payable, without presentment, demand, protest, or further notice of any kind, all of which are
hereby expressly waived, and   Bank shall be entitled to exercise
forthwith (to the extent and in such order as Bank may elect, in its sole and absolute discretion) any or all rights and remedies provided for in this Agreement, the Note or any other agreement relating to any of the Obligations, all rights and remedies of a secured party under the Uniform Commercial Code, and all other rights and remedies that may otherwise be available to Bank by agreement or at law or in equity. Without limiting such other rights and remedies, Borrower specifically agrees that (a) Bank may enter upon the premises where any of the Collateral is located and take possession of, and at Bank's option remove or sell in place, any or all thereof, and (b) upon notice from Bank, Borrower shall promptly at its expense assemble any or all of the Collateral and make it available at a reasonably convenient place designated by Bank. Borrower hereby further specifically agrees that notice of the time and place of any public sale, or of the time after which any private sale or other intended disposition or action relating to any of the Collateral is to be made or taken, shall be deemed commercially reasonable notice thereof, and shall satisfy the requirements of any applicable statute or other law, if such notice (a) is delivered not less than three (3) business days prior to the date of the sale, disposition or other action to which the notice relates, or
(b) is mailed (by ordinary first class mail, postage prepaid) not less than five (5) business days prior thereto.

     SECTION 7.03 APPLICATION OF PROCEEDS. Any cash proceeds of sale, lease or other disposition of Collateral shall be applied as follows: (a) First, to the expenses of collecting, enforcing, safeguarding, holding and disposing of Collateral, and to other expenses of Bank in connection with the enforcement of this Agreement, the Note, or any of the other Obligations (including, without limitation, court costs and the fees and expenses of outside counsel for Bank and the allocated cost of services of Bank's in-house counsel, and the fees and expenses of accountants and appraisers) together with interest, at the rate from time to time applicable to overdue principal of the Note, from the respective dates such sums are expended, (b) any surplus then remaining to the payment of principal and interest of the Loans and other sums payable as part of the Obligations, in such order as Bank elects, and (c) any surplus then remaining to Borrower or whoever may be lawfully entitled thereto.

     SECTION 7.04. CUMULATIVE REMEDIES; NO WAIVER. No remedy referred to in this Agreement is intended to be exclusive, and each shall be cumulative and in addition to any other remedy referred to in this Agreement or otherwise available to Bank by agreement or at law or in equity. No express or implied waiver by Bank of any default or Event of Default shall in any way constitute a waiver of any future or subsequent default or Event of Default. The failure or delay of Bank in exercising any right granted it hereunder shall not constitute a waiver of any such right, and any single or partial exercise of any particular right by Bank shall not exhaust the same or constitute a waiver of any other right.

     SECTION 7.05. WAIVERS AND CONSENTS RELATING TO REMEDIES. In connection with any action or proceeding arising out of or relating in any way to this Agreement, the Note, any of the Loans, any of the other Obligations, any of the Collateral, or any act or omission relating to any of the foregoing:

     (a)  BORROWER AND BANK WAIVE THE RIGHT TO TRIAL BY JURY, and
Borrower also waives all defenses and rights to interpose any set-off or counterclaim of any nature except only a defense pertaining to the existence of an Event of Default; and

     (b) Borrower agrees that all of the Collateral constitutes equal security for all of the Obligations, and agrees that Bank shall be entitled to sell, retain or otherwise deal with any or all of the Collateral, in any order or simultaneously as Bank shall determine in its sole and absolute discretion, free of any requirement for the marshaling of assets or other restriction upon Bank in dealing with the Collateral. Borrower further agrees that none of the Obligations shall be affected by Bank's consent to any substitution or release of Collateral, release of any party to an Obligation or waiver of any provision thereof, or by loss of or damage to any Collateral or failure of Bank to perfect or maintain its security interest therein.

     SECTION 8.01. ENTIRE AGREEMENT RE LOANS: AMENDMENT OR WAIVER. This Agreement and the Note (a) supersede with respect to their subject matter all prior and contemporaneous agreements, understandings, inducements or conditions between Borrower and Bank (whether express or implied oral or written) with respect to the Loans and other Obligations created by this Agreement, (b) but shall not supersede or diminish any other Obligations of Borrower to Bank. No amendment or waiver of any provision of this Agreement or the Note, nor consent to any departure by Borrower therefrom, shall in any event be effective unless the same shall be in writing and signed by an authorized officer of Bank, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose of which given.

     SECTION 8.02.  NOTICES.  All notices and other
communications relating to this Agreement or the Note shall be in writing and addressed as follows:

     If to Bank:    Mr. Michael Richards
                    Assistant Cashier
                    Midlantic National Bank
                    499 Thornall Street
                    Edison, New Jersey  08837

     If to Borrower:     Mr. Paul Roik
                         Vice President Finance, Treasurer
                         New Jersey Steel Corporation
                         North Crossman Road
                         Sayreville, New Jersey  08872

or to such other address as the respective party or its successors or assigns may subsequently designate by proper notice.

     SECTION 8.03. COSTS AND EXPENSES. Borrower agrees to pay to Bank (a) all legal fees and expenses of Bank in connection with the preparation of this Agreement and other documents delivered in connection herewith and the perfection and maintenance of the security interests created hereby, and (b) on demand, all losses and expenses incurred by Bank in connection with the enforcement of this Agreement, the Note or any of the other Obligations or the preservation of any rights of Bank thereunder or in connection with legal advice relating to the rights or responsibilities of Bank under this Agreement, the Note or any of the other Obligations (including, without limitation, the fees and expenses of outside counsel for Bank and the allocated cost of services of Bank's in-house counsel, and the fees and expenses of accountants and appraisers), together with interest at the rate from time to time applicable to overdue principal of the Note.

     SECTION 8.04. YIELD PROTECTION. If any change in any law, regulation or guideline or in the interpretation thereof, or any order or ruling by any regulatory body, court or other governmental authority, or compliance by Bank with any request or directive (whether or not having the force of law) of any such regulatory body, court or authority, shall impose, modify, or deem applicable to Bank any reserve, capital, special deposit or other requirement or condition affecting loans made or assets held by Bank or deposits in or for the account of Bank, and the result of any such event is increased cost or reduced benefit to Bank in maintaining any Loan (as determined by Bank's reasonable allocation of the aggregate of such increased costs or reduced benefits to Bank resulting from such event), Borrower shall pay to Bank upon demand from time to time additional amounts sufficient to compensate Bank for such increased cost or reduced benefit from the date of such event, together with interest on each such amount from a date 10 days after the date demanded at the rate then applicable to the Loan. A certificate setting forth in reasonable detail such increased cost or reduced benefit shall be conclusive as to the amount thereof, absent manifest error.

     SECTION 8.05. RIGHT OF SET-OFF. Upon the occurrence and during the continuance of any Event of Default, Bank is hereby authorized at any time and from time to time, without notice to Borrower (any such notice being expressly waived by Borrower), to set off and apply (or to cause any affiliate of Bank to set-off and apply) any and all deposits at any time held and other indebtedness at any time owing by Bank or such affiliate to or for the credit or the account of Borrower, against any and all of the Obligations, irrespective of whether Bank shall have made any demand and although such Obligations may be unmatured. The rights of Bank under this Section are in addition to other rights of set-off or lien that Bank may have.

     SECTION 8.06. BINDING EFFECT: TRANSFEREE: GOVERNING LAW. This Agreement and the Note shall be binding upon and inure to the benefit of Borrower and Bank and their respective heirs, executors, administrators, successors and assigns, except that Borrower shall not have the right to assign its rights hereunder or any interest herein without the prior written consent of Bank. Upon any transfer of any of the Collateral to a transferee of any of the Obligations, Bank shall be discharged from all responsibility with respect to the Collateral transferred and the transferee shall have all rights and powers granted to Bank hereunder with respect thereto. This Agreement, the Note and the other documents delivered in connection herewith shall be governed by, and construed in accordance with, the laws of the State of New Jersey.

     SECTION 8.07. SEVERABILITY OF PROVISIONS. Any provision of this Agreement or the Note that is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions of this Agreement or the Note or affecting the validity or enforceability of such provision in any other jurisdiction.

     SECTION 8.08. HEADINGS. The headings preceding the text of this Agreement are inserted solely for convenience of reference and shall not constitute a part of this Agreement nor affect its meaning, construction or effect.

     IN WITNESS WHEREOF, in consideration of the agreements contained herein and intending to be legally bound hereby, Borrower and Bank have caused this Agreement to be executed as of the date first above written.


(CORPORATE SEAL)

Attest:                  NEW JERSEY STEEL CORPORATION


By:
Name:                    Name:
Title:                   Title:

Attest:

By:
Name:                    Name:
Title:                   Title:


                    MIDLANTIC NATIONAL BANK

                    By:
                    Name:
                    Title:


     AMENDMENT TO REVOLVING LOAN AND SECURITY AGREEMENT
              AND REVOLVING LOAN NOTE (BUSINESS)

     This Amendment, dated as of April   , 1994 (this
"Amendment"), is entered into between NEW JERSEY STEEL
CORPORATION (the "Borrower") and MIDLANTIC NATIONAL BANK
(the "Bank").


                         RECITALS

A.   The Borrower and the Bank are parties to a certain
Revolving Loan and Security Agreement, dated as of March 31,
1993 (the "Loan Agreement").

B. The Loan Agreement provides for certain loans to the Borrower and, as evidence of the loans, the Borrower has delivered its Revolving Loan Note (Business), dated March
31, 1993 (the "Note") to the Bank, in the original principal amount of $10,000,000.00.

C.   The Borrower and the Bank wish to amend the Loan
Agreement and the Note as set forth in this Amendment.

D. Now, therefore, in consideration of the premises and the mutual agreements contained herein, the parties agree to amend the Loan Agreement and the Note on the following terms and conditions.

     1. DEFINED TERMS. Unless otherwise defined in this Amendment, terms defined in the Loan Agreement shall be used herein with their defined meanings.

     2.   AMENDMENT TO LOAN AGREEMENT.  The Loan Agreement
is amended by:

          (a) Section 1.01. The Loans is deemed amended to delete the reference therein to $10,000,000.00 and substitute therefor the following: commencing from the date hereof until September 30, 1994, the maximum amount of the loans will increase to $17,000,000.00; on October 1, 1994 said maximum amount will automatically revert back to $10,000,000.00 where it will remain through maturity.

          (b) Section 1.02. Interest and Repayment is deemed amended to provide that the Note referred to therein shall be the original Note as amended by the Endorsement of even date more particularly described below, which Endorsement shall reflect that the rate of interest shall increase from the date hereof as stated in the Endorsement.

          (c) Section 3.03. Definition of "Collateral" is deemed amended to provide that the definition originally contained in the Loan Agreement is deleted, and substituted therefore, is the following definition of "Collateral":

    Wherever used in this Agreement, the term "Collateral" shall mean all of Borrower's interest in the types of property which constitute ACCOUNTS, INVENTORY and EQUIPMENT in each case as such type of property is defined in the Uniform Commercial Code as in effect from time to time in the State of New Jersey, and in each case wherever located and whether now existing or hereafter created and whether now owned or hereafter acquired by Borrower, together with
(a) all documents of title, policies or certificates of insurance, insurance proceeds, proceeds of condemnation or other seizure, securities, chattel paper and other documents and instruments evidencing or pertaining to any such Collateral, (b) all claims of Borrower against third parties for loss or damage to, or otherwise relating to, any such Collateral, (c) all files, correspondence, customer lists, computer programs, tapes, discs and related data processing software which identifies any such Collateral or any account debtor or the amount owed by same, or which would otherwise be necessary or helpful in the realization on any of the Collateral, (d) all moneys, instruments, securities, documents and other property of Borrower at any time held by or in transit to Bank from or for Borrower for any purpose, and (e) all accessions and additions to, replacements and substitutions for, and proceeds and products of, any of the foregoing.

          (d) Section 5.01 (f) and (g) of the Loan Agreement are deemed re-numbered as Sections 5.01 (g) and (h), and a new
Section 5.01 (f) shall be added as follows:

          (f) Maintenance of Insurance. Maintain at Borrower's expense (with such insurers, in such amounts and with such deductibles as are satisfactory to Bank) public liability and third party property damage insurance and other insurance with respect to its business, and insurance on the Collateral, which insurance shall be evidenced by policies
(I) in form and substance satisfactory to Bank, (ii) designating Bank and its assigns as additional co-insureds or loss payees as their interest may appear from time to time, (iii) containing a "breach of warranty clause" whereby the insurer agrees that a breach of the insuring conditions or any negligence of Borrower or any other person shall not invalidate the insurance as to Bank and its assigns, and
(iv) requiring at least 30 days' prior written notice to Bank and its assigns before cancellation or any material change shall be effective.

          (e)  Section 6.02.  Negative Covenants, sub-section
(c)Transfer of Collateral, is deemed amended by deleting its current language, and substituting therefore the following:

          (c) Transfer of Collateral. Sell, assign, lease or otherwise transfer or dispose of any of the Collateral, other than the sale of Inventory in the ordinary course of business and the retirement of other assets in the normal course of operations.

          (f)  A new sub-section 6.02 (g) is added as follows:

          (g) Fixtures. Permit any of the Collateral to become a part of or affixed to real property.

          (h) New Sections 7.01.  POWERS OF ATTORNEY, and 7.02.
IRREVOCABILITY: BANK'S DISCRETION, are added as follows:

    SECTION 7.01. POWERS OF ATTORNEY. Borrower hereby constitutes and appoints Bank (and any employee or agent of Bank, with full power of substitution) its true and lawful attorney and agent in fact to take any or all of the following actions in Bank's or Borrower's name and at Borrower's expense: (a) to execute and file financing statements and other documents and take such other actions as Bank deems necessary in order to create, perfect or continue the security interests and other liens provided for by this Agreement, (b) to take any and all action that Bank deems necessary to preserve its interest in the Collateral, including without limitation the payment of debts of Borrower, the purchase of insurance on Collateral, the repair or safeguarding of Collateral, or the payment of taxes, assessments or other liens thereon, and all sums to expended shall be added to the Obligations, shall be secured by the Collateral, and shall be payable on demand with interest at the rate from time to time applicable to overdue principal of the Note, (c) to execute proofs of claim in its own name or Borrower's under insurance policies relating to Collateral, to compromise claims thereunder, and to apply any insurance proceeds to the replacement or repair of Collateral, or, at Bank's option, to payment of any of the Obligations, whether or not due, in such order as Bank elects, and (d) upon the occurrence and continuance of any Event of Default (I) to demand, sue for, collect, endorse and give receipts for any money, instruments or property payable or receivable on account of or in exchange for any of the Collateral, or make any compromises it deems necessary or proper, including without limitation extending the time of payment, permitting payment in instalments, or otherwise modifying the terms or rights relating to any of the Collateral, all of which may be effected without notice to or consent by Borrower and without otherwise discharging or affecting the Obligations, the Collateral or the security interests granted under this Agreement, (ii) to notify the account debtors on any Accounts assigned under this Agreement to make payment directly to Bank, and to endorse all items of payment received by Bank that are payable to Borrower, and (iii) to notify the postal authorities to deliver to Bank all mail and other material addressed to Borrower, and to open and deal with same as Bank deems necessary or proper.

    SECTION 7.02. IRREVOCABILITY; BANK'S DISCRETION. Borrower covenants and agrees that (a) the powers of attorney granted by Section 7.01 are coupled with an interest and shall be irrevocable until full and final payment and performance of the Loans and all other Obligations under this Agreement, (b) said powers are granted solely for the protection of Bank's interest and Bank shall have no duty to exercise any of such powers, (c) the decision whether to exercise any such powers and the manner of exercise shall be solely within Bank's discretion, and (d) neither Bank nor any of its directors, officers, employees or agents shall be liable for any act of omission or commission, or for any mistake or error of judgment, in connection with any such powers.

    (I)  Sections 7.01, 7.02, 7.03, 7.04 and 7.05 of the
Loan Agreement are deemed renumbered as Sections 8.01, 8.02,
8.03, 8.04 and 8.05, with no changes in the content thereof.

    (j)  Sections 8.01, 8.02, 8.03, 8.04, 8.05, 8.06, 8.07
and 8.08 of the Loan Agreement are deemed re-numbered as Sections 9.01, 9.02, 9.03, 9.04, 9.05, 9.06, 9.07 and 9.08,
with no changes in the content thereof, except that the party to whom notice directed to Bank shall be sent pursuant to renumbered sub-section 9.02 shall be Michael Nardo instead of Michael Richards.

     3. NOTE. The Borrower and the Bank hereby agree that each reference to the "note" in the Loan Agreement and any document referred to therein shall refer to the Note as amended by the endorsement in the form of Exhibit A (the
"Endorsement").

     4. REPRESENTATIONS AND WARRANTIES. In order to induce the Bank to enter into this Amendment, the Borrower hereby represents and warrants to the Bank as follows:

     (a)  The representations and warranties contained in
Section 4.01 of the Loan Agreement are true and correct on and as of the date of this Amendment and, upon the Effective Date hereof and after giving effect hereto, no Event of Default or unmatured Event of Default will be in existence or will occur as a result of giving effect hereto.

     (b) The execution, delivery and performance of this Amendment and the Endorsement will not violate any provision of any law or regulation, or of any writ or decree of any court or governmental instrumentality, or of the Borrower's articles of incorporation or by-laws.

     (c) The Borrower has the power to execute, deliver and perform this Amendment and the Endorsement and has taken all necessary corporate action to authorize the execution, delivery and performance of this Amendment and the Endorsement and the performance of the Loan Agreement and the note as amended thereby.

     (d) The execution, delivery and performance of this Amendment and the Endorsement does not require the consent of any other party or the consent, license, approval or authorization of, or registration or declaration with, any governmental body, authority, bureau or agency and this Amendment and the Endorsement and the Loan Agreement and the Note as amended by the Amendment and the Endorsement, constitute valid obligations of the Borrower, legally binding upon it and enforceable in accordance with its terms, subject to bankruptcy, insolvency, reorganization and other laws of general applicability relating to or affecting creditor's rights.

     5. COLLATERAL DOCUMENTS. The Borrower and the Bank agree that the Note and any loans evidenced thereby, shall continue to be secured by any Collateral previously granted and by the additional Collateral presently being granted to the Bank.

     6. CONDITIONS PRECEDENT. This Amendment shall become effective (the "Effective Date") upon the satisfaction of the following conditions precedent:

     (a) This Amendment shall have been duly executed and delivered by the Borrower and the Bank.

     (b) The Endorsement shall have been delivered by the Borrower.

     (c) All proceedings required to be taken by the Borrower in connection with the transactions contemplated by this Amendment shall be satisfactory in form and substance to the Bank and its counsel, and the Bank shall have received such counterpart originals or certified or other copies of such documents as the Bank may reasonably request.

     7.   General.

     (a) As herein amended or modified, the Loan Agreement and the Note shall remain in full force and effect and are hereby ratified, approved and confirmed in all respects.

     (b)  After the date hereof, all references in the Loan
Agreement, any collateral document and the Note to the "Loan
Agreement," "Agreement" or "Note" shall refer to the Loan
Agreement and the Note as herein amended or modified.

     (c) This Amendment shall be binding upon the Borrower, the Bank and their respective successors and assigns and shall inure to the benefit of the Borrower and the Bank.

     (d) This Amendment may be executed in any number of counterparts. This Amendment shall be governed by the laws of the State of New Jersey.

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed and delivered by their proper and duly authorized officers as of the day and year first above written.

                              MIDLANTIC NATIONAL BANK


                              By:__________________________
                              Title:_______________________

                              NEW JERSEY STEEL CORPORATION


                              By:__________________________
                              Title:_______________________




njscAMD
                         EXHIBIT A



                         ENDORSEMENT

     The undersigned, NEW JERSEY STEEL CORPORATION, a
New Jersey Corporation (the "Borrower") hereby agrees with MIDLANTIC NATIONAL BANK, a national banking association (the "Bank") that the Borrower's Revolving Loan Note (Business), dated March 31, 1993 (the "Note") in the face amount of $10,000,000.00 and payable to the order of the Bank, be and it hereby is amended by (I) providing for an increase to $17,000,000.00 as the maximum amount available to be borrowed under the Note during the period from the date of execution hereof to September 30, 1994; on October 1, 1994, said figure shall automatically revert to $10,000,000.00 as the maximum available to be borrowed through the maturity of the Note; and (ii) deleting therefrom the phrase "3/4% per annum below" in the interest computation provision of the Note such that interest shall be computed going forward at the Bank's prime rate of interest as such rate shall change from time to time.

     This Endorsement shall not be deemed to extinguish
Borrower's obligation under the Note, nor a replacement, substitution or novation thereof, but only serves to modify the Note to provide for the specific amendments to the maximum dollar amount and rate of interest as set forth above.

                         NEW JERSEY STEEL CORPORATION

                         By:__________________________

                         Title:_______________________

                    ENDORSEMENT

     The undersigned, NEW JERSEY STEEL CORPORATION, a
New Jersey Corporation (the "Borrower") hereby agrees with MIDLANTIC NATIONAL BANK, a national banking association (the "Bank") that the Borrower's Revolving Loan Note (Business), dated March 31, 1993 (the "Note") in the face amount of $10,000,000.00 and payable to the order of the Bank, be and it hereby is amended by (I) providing for an increase to $17,000,000.00 as the maximum amount available to be borrowed under the Note during the period from the date of execution hereof to September 30, 1994; on October 1, 1994, said figure shall automatically revert to $10,000,000.00 as the maximum available to be borrowed through the maturity of the Note; and (ii) deleting therefrom the phrase "3/4% per annum below" in the interest computation provision of the Note such that interest shall be computed going forward at the Bank's prime rate of interest as such rate shall change from time to time.

    This Endorsement shall not be deemed to extinguish
Borrower's obligation under the Note, nor a replacement, substitution or novation thereof, but only serves to modify the Note to provide for the specific amendments to the maximum dollar amount and rate of interest as set forth above.

                         NEW JERSEY STEEL CORPORATION

                         By:__________________________

                         Title:_______________________

 SECOND AMENDMENT TO REVOLVING LOAN AND SECURITY AGREEMENT
             AND REVOLVING LOAN NOTE (BUSINESS)

     This Second Amendment, dated as of _________, 1994
(this "Amendment"), is entered into between NEW JERSEY STEEL
CORPORATION (the "Borrower") and MIDLANTIC NATIONAL BANK
(the "Bank").


                         RECITALS

     A. The Borrower and the Bank are parties to a certain Revolving Loan and Security Agreement, dated as of March 31, 1993 (the "Loan Agreement").

     B. The Loan Agreement provides for certain loans to the Borrower and, as evidence of the loans, the Borrower has delivered its Revolving Loan Note (Business), dated March 31, 1993 (the "Note") to the Bank, in the original principal amount of $10,000,000.00.

     C. The Borrower and the Bank heretofore amended the Loan Agreement and the Note as set forth in an Amendment to Revolving Loan and Security Agreement and Revolving Loan
Note (Business) dated as of April 12, 1994 (the "First
Amendment").

     D. The Borrower and the Bank wish to further amend the Loan Agreement and the Note as set forth in this Second
Amendment.

     E. Now, therefore, in consideration of the premises and the mutual agreements contained herein, the parties agree to amend the Loan Agreement and the Note on the following terms and conditions.

          1. DEFINED TERMS. Unless otherwise defined in this Amendment, terms defined in the Loan Agreement shall be used herein with their defined meanings.

          2.   SECOND AMENDMENT TO LOAN AGREEMENT.   The Loan
Agreement is further amended by:

               (a) Section 1.01. The Loans is deemed amended to delete the reference therein to $20,000,000.00 and substitute therefor the following: commencing from the date hereof until July 31, 1994, the maximum amount of the loans will increase to $23,000,000.00 (subject to the further limits on availability set forth below which are keyed to an evaluation of Borrower's Accounts and Inventory); on August
1, 1994 said maximum amount will automatically reduce to $20,000,000.00; on September 1, 1994, said maximum amount will automatically reduce to $18,000,000.00; on October 1, 1994, said maximum amount will automatically reduce to $15,000,000.00; on November 1, 1994, said maximum amount will automatically reduce to $13,000,000.00 where it will remain through maturity. Notwithstanding the aforesaid limits as to maximum amount which may be borrowed as of the various dates listed above, availability shall be further limited as follows: the maximum which may be borrowed at any given time shall be the lesser of (x) the sum of 80% of Borrower's eligible Accounts (defined as those Accounts under 90 days) plus 50% of Borrower's Inventory, or (y) the maximum dollar amounts as listed above.

          (b) Section 1.02. Interest and Repayment is deemed amended to provide that the Note referred to therein shall be the original Note as amended by the Second Endorsement of even date more particularly described below.

          (c) Former Section 5.01(f), renumbered as 5.01(g) pursuant to the First Amendment, Financial Covenants is deemed amended as follows: For the duration of the facility, the tests calculating current assets minus current liabilities, and current assets divided by current liabilities, shall both except therefrom all outstandings under the Bank's revolving credit facility under the Loan Agreement.

          (d) All references to Borrower as a Corporation organized under the laws of the State of New Jersey are deemed deleted and substituted therefor, in each instance, is the representation that Borrower is a corporation duly organized and validly existing under the laws of the State of Delaware.

          (e) With regard to Section 4.01(d) of the Loan Agreement, the Bank acknowledges that, notwithstanding the blanket representation contained in 4.01(d), Borrower does generate dust in its steel melting process that comes within the definition of "hazardous waste" within certain environmental laws. Bank does not deem this disclosure to constitute a violation of the environmental provisions of the Loan Agreement or related documents.

          (f)  With regard to Section 4.01(f) of the Loan
Agreement, the Bank acknowledges that notwithstanding the blanket representation contained in 4.01(f), Borrower does maintain certain of its inventory which constitutes part of the collateral base on premises other than its Sayreville facility, to wit: in Bowie, Maryland and on a consignment basis in Pennsylvania. Bank does not deem this disclosure to constitute a violation of the collateral maintenance provisions of the Loan Agreement or related documents.

     3. NOTE. The Borrower and the Bank hereby agree that each reference to the "note" in the Loan Agreement and any document referred to therein shall refer to the Note as amended by the Second endorsement in the form of Exhibit A
(the "Second Endorsement").

     4.   REPRESENTATIONS AND WARRANTIES.   In order to
induce the Bank to enter into this Second Amendment, the Borrower hereby represents and warrants to the Bank as follows:

          (a)  The representations and warranties contained in
Section 4.01 of the Loan Agreement except as modified by way of this Second Amendment are true and correct on and as of the date of this Second Amendment and, upon the Effective
Date hereof and after giving effect hereto, no Event of Default or unmatured Event of Default will be in existence or will occur as a result of giving effect hereto.

          (b) The execution, delivery and performance of this Second Amendment and the Second Endorsement will not violate any provision of any law or regulation, or of any writ or decree of any court or governmental instrumentality, or of the Borrower's articles of incorporation or by-laws.

          (c) The Borrower has the power to execute, deliver and perform this Second Amendment and the Second Endorsement and has taken all necessary corporate action to authorize the execution, delivery and performance of this Second Amendment and the Second Endorsement and the performance of the Loan Agreement and the note as amended thereby.

          (d) The execution, delivery and performance of this Second Amendment and the Second Endorsement does not require the consent of any other party or the consent, license, approval or authorization of, or registration or declaration with, any governmental body, authority, bureau or agency and this Second Amendment and the Second Endorsement and the Loan Agreement and the Note as amended by the Second
Amendment and the Second Endorsement, constitute valid obligations of the Borrower, legally binding upon it and enforceable in accordance with its terms, subject to bankruptcy, insolvency, reorganization and other laws of general applicability relating to or affecting creditor's rights.

     5.   COLLATERAL DOCUMENTS.   The Borrower and the Bank
agree that the Note and any loans evidenced thereby, shall continue to be secured by any Collateral previously granted.

     6.   CONDITIONS PRECEDENT.   This Second Amendment
shall become effective (the "Effective Date") upon the satisfaction of the following conditions precedent:

          (a) This Second Amendment shall have been duly executed and delivered by the Borrower and the Bank.

          (b) The Second Endorsement shall have been delivered by the Borrower.

          (c) All proceedings required to be taken by the Borrower in connection with the transactions contemplated by this Second Amendment shall be satisfactory in form and substance to the Bank and its counsel, and the Bank shall have received such counterpart originals or certified or other copies of such documents as the Bank may reasonably request.

     7.   General.

          (a) As herein amended or modified, the Loan Agreement and the Note shall remain in full force and effect and are hereby ratified, approved and confirmed in all respects.

          (b)  After the date hereof, all references in the Loan
Agreement, any collateral document and the Note to the "Loan
Agreement," "Agreement" or "Note" shall refer to the Loan
Agreement and the Note as herein amended or modified.

          (c) This Second Amendment shall be binding upon the Borrower, the Bank and their respective successors and assigns and shall inure to the benefit of the Borrower and the Bank.

          (d) This Second Amendment may be executed in any number of counterparts. This Second Amendment shall be governed by the laws of the State of New Jersey.

     IN WITNESS WHEREOF, the parties hereto have caused this Second Amendment to be duly executed and delivered by their proper and duly authorized officers as of the day and year first above written.

                              MIDLANTIC NATIONAL BANK



                              By:  _________________________
                              Title:  ______________________

                              NEW JERSEY STEEL CORPORATION

                              By:  _________________________
                              Title:  ______________________

njsc3AMD

  THIRD AMENDMENT TO REVOLVING LOAN AND SECURITY AGREEMENT
             AND REVOLVING LOAN NOTE (BUSINESS)

     This Third Amendment, dated as of December 31, 1994
(this "Amendment"), is entered into between NEW JERSEY STEEL
CORPORATION (the "Borrower") and MIDLANTIC BANK, N.A., formerly Midlantic National Bank (the "Bank").

                         RECITALS

     A. The Borrower and the Bank are parties to a certain Revolving Loan and Security Agreement, dated as of March 31, 1993 (the "Loan Agreement").

     B. The Loan Agreement provides for certain loans to the Borrower and, as evidence of the loans, the Borrower has delivered its Revolving Loan Note (Business), dated March 31, 1993 (the "Note") to the Bank, in the original principal amount of $10,000,000.00.

     C. The Borrower and the Bank heretofore amended the Loan Agreement and the Note as set forth in an Amendment to Revolving Loan and Security Agreement and Revolving Loan
Note (Business) dated as of April 12, 1994 (the "First
Amendment") and by a Second Amendment to Revolving Loan and Security Agreement and Revolving Loan Note (Business) dated as of May 31, 1994 (the "Second Amendment").

     D. The Borrower and the Bank wish to further amend the Loan Agreement and the Note as set forth in this Third
Amendment.

     E. Now, therefore, in consideration of the premises and the mutual agreements contained herein, the parties agree to amend the Loan Agreement and the Note on the following terms and conditions.

          1. DEFINED TERMS. Unless otherwise defined in this Amendment, terms defined in the Loan Agreement shall be used herein with their defined meanings.

          2.   THIRD AMENDMENT TO LOAN AGREEMENT.  The Loan
Agreement is further amended by:

               (a) Section 1.01. The Loans is deemed amended to delete the reference therein to $15,000,000.00 (which represents the Bank's agreement with Borrower to refrain from enforcing the step-down to $13,000,000.00, which the Second Amendment had required as of November 1, 1994) and substitute therefor the sum of $20,000,000.00, to remain effective through the new maturity date, to wit: December
31, 1995. Notwithstanding the aforesaid limit as to maximum amount which may be borrowed, availability shall be further limited as follows: the maximum which may be borrowed at any given time shall be the lesser of (x) the sum of 80% of Borrower's eligible Accounts (defined as those Accounts under 90 days) plus 50% of Borrower's Inventory, or (y) the maximum dollar amounts as listed above.

               (b) Section 1.02. Interest and Repayment is deemed amended to provide that the Note referred to therein shall be the original Note as amended by the Third Endorsement of even date more particularly described below.

               (c) Section 5.01(g). Financial Covenants is deemed amended as follows:

                    (I)  Regarding Working Capital, the figure
"$5,000,000.00" contained in the third line is deleted and substituted therefor is the figure "$3,000,000.00;"

                    (ii) Regarding the ratio of Current Assets to Current Liabilities, the percentage "110%" contained in the fourth line is deleted and substituted therefore is the percentage "100%".

          3. NOTE. The Borrower and the Bank hereby agree that each reference to the "note" in the Loan Agreement and any document referred to therein shall refer to the Note as amended by the Third Endorsement in the form of Exhibit A (the "Third Endorsement").

          4. REPRESENTATIONS AND WARRANTIES. In order to induce the Bank to enter into this Third Amendment, the Borrower hereby represents and warrants to the Bank as follows:

               (a) The representations and warranties contained in Section 4.01 of the Loan Agreement except as modified by any earlier amendment are true and correct on and as of the date of this Third Amendment and, upon the Effective Date hereof and after giving effect hereto, no Event of Default or unmatured Event of Default will be in existence or will occur as a result of giving effect hereto.

               (b) The execution, delivery and performance of this Third Amendment and the Third Endorsement will not violate any provision of any law or regulation, or of any writ or decree of any court or governmental instrumentality, or of the Borrower's articles of incorporation or by-laws.

               (c) The Borrower has the power to execute, deliver and perform this Third Amendment and the Third Endorsement and has taken all necessary corporate action to authorize the execution, delivery and performance of this Third Amendment and the Third Endorsement and the performance of the Loan Agreement and the note as amended thereby.

               (d) The execution, delivery and performance of this Third Amendment and the Third Endorsement does not require the consent of any other party or the consent, license, approval or authorization of, or registration or declaration with, any governmental body, authority, bureau or agency and this Third Amendment and the Third Endorsement and the Loan Agreement and the Note as amended by the Third Amendment and the Third Endorsement, constitute valid obligations of the Borrower, legally binding upon it and enforceable in accordance with its terms, subject to bankruptcy, insolvency, reorganization and other laws of general applicability relating to or affecting creditor's rights.

          5. COLLATERAL DOCUMENTS. The Borrower and the Bank agree that the Note and any loans evidenced thereby, shall continue to be secured by any Collateral previously granted.

          6. CONDITIONS PRECEDENT. This Third Amendment shall become effective (the "Effective Date") upon the satisfaction of the following conditions precedent:

               (a) This Third Amendment shall have been duly executed and delivered by the Borrower and the Bank.

               (b)  The Third Endorsement shall have been
delivered by the Borrower.

               (c) All proceedings required to be taken by the Borrower in connection with the transactions contemplated by this Third Amendment shall be satisfactory in form and substance to the Bank and its counsel, and the Bank shall have received such counterpart originals or certified or other copies of such documents as the Bank may reasonably request.

          7.   GENERAL.

               (a)  As herein amended or modified, the Loan
Agreement and the Note shall remain in full force and effect and are hereby ratified, approved and confirmed in all respects.

               (b) After the date hereof, all references in the Loan Agreement, any collateral document and the Note to the "Loan
Agreement," "Agreement" or "Note" shall refer to the Loan
Agreement and the Note as herein amended or modified.

               (c) This Third Amendment shall be binding upon the Borrower, the Bank and their respective successors and assigns and shall inure to the benefit of the Borrower and the Bank.

               (d) This Third Amendment may be executed in any number of counterparts. This Third Amendment shall be governed by the laws of the State of New Jersey.

    IN WITNESS WHEREOF, the parties hereto have caused this Third Amendment to be duly executed and delivered by their proper and duly authorized officers as of the day and year first above written.
                         MIDLANTIC BANK, N.A.,
                         formerly Midlantic National Bank

                         By: __________________________
                         Title: _______________________

                         NEW JERSEY STEEL CORPORATION

                         By:_________________________
                         Title:______________________

                        EXHIBIT A
                    THIRD ENDORSEMENT

The undersigned, NEW JERSEY STEEL CORPORATION, a Delaware Corporation (the "Borrower") hereby agrees with MIDLANTIC BANK, N.A., formerly Midlantic National Bank, a national banking association (the "Bank") that the Borrower's Revolving Loan Note (Business), dated March 31, 1993 previously amended by an Endorsement and a Second Endorsement (as amended the "Note") in the face amount of $20,000,000.00 and payable to the order of the Bank, be and it hereby is amended by providing that the maximum amount available to be borrowed thereunder through the extended maturity of December 31, 1995 shall be $20,000,000.00 (subject further to the provisions of the Agreement limiting availability to the sum of Borrower's Eligible Accounts and Inventory).

    This Third Endorsement shall not be deemed to extinguish Borrower's obligation under the Note, nor a replacement, substitution or novation thereof, but only serves to modify the Note to provide for the specific amendments to the maximum dollar amount and rate of interest as set forth above.

                         NEW JERSEY STEEL CORPORATION

                         By:_________________________
                         Title:______________________

                     THIRD ENDORSEMENT

The undersigned, NEW JERSEY STEEL CORPORATION, a Delaware Corporation (the "Borrower") hereby agrees with MIDLANTIC BANK, N.A., formerly Midlantic National Bank, a national banking association (the "Bank") that the Borrower's Revolving Loan Note (Business), dated March 31, 1993 previously amended by an Endorsement and a Second Endorsement (as amended the "Note") in the face amount of $20,000,000.00 and payable to the order of the Bank, be and it hereby is amended by providing that the maximum amount available to be borrowed thereunder through the extended maturity of December 31, 1995 shall be $20,000,000.00 (subject further to the provisions of the Agreement limiting availability to the sum of Borrower's Eligible Accounts and Inventory).

    This Third Endorsement shall not be deemed to extinguish Borrower's obligation under the Note, nor a replacement, substitution or novation thereof, but only serves to modify the Note to provide for the specific amendments to the maximum dollar amount and rate of interest as set forth above.

                         NEW JERSEY STEEL CORPORATION

                         By:_________________________
                         Title:______________________


AMDNJSC3