Form 10-Q/A
period 1995-02-28
NEW JERSEY STEEL CORP
filed 1995-04-28
CIK 812310

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                FORM 10-Q/A
(Mark One)

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
                                          =======      =======

      Liabilities and Stockholder's Equity
      ------------------------------------
Current Liabilities:
     Note payable - bank                 $ 16,634           --
     Accounts payable - trade              26,288       27,824
     Due to parent                            450          339
     Accrued expenses                       4,716        5,015
     Customer deposit                       1,113        3,072
                                           ------       ------
      Total current liabilities            49,201       36,250

Note payable - bank                            --       10,536
Stockholders' equity:
     Preferred stock, $.01 par value.
      Authorized 5,000,000 shares;
      none issued.  Common stock,
      $.01 par value.  Authorized
      15,000,000 shares; issued and
      outstanding   5,893,370 shares
      in 1995 and 1994                         59           59
     Additional paid-in capital           133,904      133,904
     Accumulated deficit                  (44,141)     (44,513)
                                          --------     --------
      Total stockholders' equity           89,822       89,450

Commitments and contingencies                  --           --
                                          --------     --------
                                          139,023      136,236
                                          =======      =======

See accompanying notes to condensed consolidated financial statements.


NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS of OPERATIONS
Three Month Periods ended February 28, 1995
and February 28, 1994
(In Thousands, Except Per Share Data)

                                              1995          1994
                                           -------       -------
                                               (Unaudited)
Net sales                                  $26,222       20,708
Net sales - affiliates                       3,671        1,641
Cost of sales                               27,934       21,787
                                           -------       -------
   Gross profit                              1,959          562

Selling, general and administrative
 expenses                                    1,679        1,643
                                           -------       -------
   Operating income (loss)                     280       (1,081)

Other:
Interest, net (expense) income                 (59)           4
Rental income                                   48          174
Other,net                                      (95)           0
                                           -------       -------
                                              (106)         178

     Earnings (loss) before provision
     for income taxes and equity in
     operations of investee                    174         (903)

Provision for income taxes                      44           --
                                           -------       -------

     Earnings (loss) before equity
     in operations of investee                 130         (903)


Equity in operations of investee               242           --
                                           -------       -------
     Net earnings (loss)                   $   372         (903)
                                           =======       =======

Net earnings (loss) per common share       $  0.06        (0.15)
                                           =======       =======

Weighted average number of shares
  outstanding                            5,893,000     5,874,000

See accompanying notes to consolidated financial statements.


NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
Three Month Periods Ended February 28, 1995 and 1994
(Dollars in Thousands)

                                               1995         1994
                                           --------     --------
                                                (Unaudited)
Cash flows from operating activities:
     Net earnings (loss)                   $    372         (903)
     Adjustments to reconcile net
     earnings (loss) to net cash
     used in operating activities:
        Depreciation                          1,761        1,297
        Provision for losses on
          trade receivables                     105          165
     Equity in operations of investee          (242)          --
        Changes in assets and liabilities:
          Decrease in net receivables         3,227          939
          Increase in inventories            (6,022)      (5,793)
          Decrease (increase) in prepaid
            expenses and other
            current assets                      157         (168)
Increase in other assets                       (108)          --
          (Decrease) increase in accounts
            payable - trade                  (1,536)         162
          Decrease in due to parent,
            accrued expenses and customer
            deposit                          (2,147)        (201)
                                            --------     --------
            Net cash used in
            operating activities             (4,433)      (4,502)

Cash flows from investing activities
          Capital expenditures               (1,904)      (9,593)
                                            --------     --------

Cash flows from financing activities
          Bank borrowings - net               6,098       11,700
                                            --------     --------

            Net decrease in cash and
            cash equivalents                   (239)      (2,395)

Cash and cash equivalents at beginning
    of period                                   337        2,536
                                            --------     --------

Cash and cash equivalents at end of period  $    98      $   141
                                            ========     ========

See accompanying notes to condensed consolidated financial statments.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             NEW JERSEY STEEL CORPORATION
                             Registrant

Dated: April 28, 1995        /s/ Robert J. Pasquarelli
                             ----------------------------
                             Robert J. Pasquarelli
                             President and CEO


Dated: April 28, 1995        /s/ Paul Roik
                             ----------------------------
                             Paul Roik
                             Vice President - Finance and
                             Treasurer
                             (Principal Financial and
                             Accounting Officer