Form 10-Q/A
NEW JERSEY STEEL CORP
filed 1995-05-22
CIK 812310

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
Commission file number 0-15838

                        NEW JERSEY STEEL CORPORATION
               ----------------------------------------------
           (Exact name of registrant as specified in its charter)

             DELAWARE                                       22-2137967
-------------------------------                        --------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

          NORTH CROSSMAN ROAD, SAYREVILLE, NEW JERSEY          08872
---------------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, include area code:      (908) 721-6600
                                                  -------------------------

                              Not Applicable
---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

                         Yes ______  No _____

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 28, 1995.

$.01 Par Value Common Stock                            5,893,370
---------------------------                  ------------------------------
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