Form 10-Q/A
period 1995-02-28
NEW JERSEY STEEL CORP
filed 1995-07-12
CIK 812310

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

For the transition period from __________________ to ___________________

Commission file number 0-15838

                        NEW JERSEY STEEL CORPORATION
               ----------------------------------------------

           (Exact name of registrant as specified in its charter)

             DELAWARE                                22-2137967
- -------------------------------                 -------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

         NORTH CROSSMAN ROAD, SAYREVILLE, NEW JERSEY       08872
- ---------------------------------------------------------------------------
     (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, include area code:     (908) 721-6600
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

                         Yes ______  No _____

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 28, 1995.

$.01 Par Value Common Stock                            5,893,370
- ---------------------------                  ------------------------------
     (Title of Class)                        (Number of Shares Outstanding)


Dear Sirs:

This 10-Q/A filing is to replace a missing filing. The original 10-Q/A filing was submitted May 22, 1995, with the SEC's acceptance confirmation MSG ID No. 52590-93000.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NEW JERSEY STEEL CORPORATION
                                         Registrant


Dated: July 12, 1995                     /s/ Robert J. Pasquarelli
                                         ----------------------------
                                         Robert J. Pasquarelli
                                         President and CEO


Dated: July 12, 1995                     /s/ Paul Roik
                                         ---------------------------
                                         Paul Roik, Vice President
                                         Finance and Treasurer
                                         (Principal Financial and
                                         Accounting Officer)