Form 10-Q
period 1995-05-31
NEW JERSEY STEEL CORP
filed 1995-07-17
CIK 812310

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                FORM 10-Q
(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended May 31, 1995 or

[    ]         Transaction report pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

For the transition period from _________________ to _______________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 1995.

$.01 Par Value Common Stock                            5,893,370
- ---------------------------                    ------------------------------
     (Title of Class)                          (Number of Shares Outstanding)

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)

                                              May 31,           November 30,
Assets                                          1995                   1994
- ------                                ---------------        ---------------
                                        (Unaudited)
Current assets:
 Cash and cash equivalents            $            3         $          337
 Receivables:
   Trade, less allowance for
   doubtful receivables of $2,057
   and $1,846 in 1995 and 1994,
   respectively                               20,772                 19,874
 Trade - affiliates                            2,349                  2,858
 Other                                           371                    364
                                      ---------------        ---------------
     Net receivables                          23,492                 23,096

 Inventories                                  21,685                 14,853
 Prepaid expenses and
   other current assets                          757                  1,620
                                      ---------------        ---------------
     Total current assets                     45,937                 39,906

 Property, plant and equipment, net           76,122                 73,928
 Other assets                                  4,724                  3,931
 Deferred income taxes                         4,518                  4,518
 Real estate held for investment, net         13,700                 13,953
                                      ---------------        ---------------
                                             145,001                136,236
                                      ===============        ===============

Liabilities and Stockholders' Equity
- ------------------------------------
Current liabilities:
 Note payable - bank                          17,893                     --
 Accounts payable - trade                     29,547                 27,824
 Due to parent                                   563                    339
 Accrued expenses                              5,722                  5,015
 Customer deposit                                 --                  3,072
                                      ---------------         --------------
     Total current liabilities                53,725                 36,250

Note payable - bank                               --                 10,536
Stockholders' equity:
 Preferred stock, $.01 par value.
   Authorized 5,000,000 shares;
   none issued.                                   --                     --
 Common stock, $.01 par value.
   Authorized 15,000,000 shares;
   issued and outstanding 5,893,370
   shares in 1995 and 1994.                       59                     59
 Additional paid-in capital                  133,904                133,904
 Accumulated deficit                         (42,687)               (44,513)
                                       --------------        ---------------
     Total stockholders' equity               91,276                 89,450

Commitments and contingencies
                                       --------------        ---------------
                                       $     145,001         $      136,236
                                       ==============        ===============

See accompanying notes to condensed consolidated financial statements.

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Condensed Consolidated Statement of Operations
Three-Month And Six-Month Periods ended
May 31, 1995 and May 31, 1994
(In Thousands, Except Per Share Data)

                                   Three-Months             Six-Months
                                   Ended May 31,          Ended May 31,
                                 1995         1994       1995         1994
                              ---------------------   ---------------------
                                 (Unaudited)         (Unaudited)
Net sales                     $35,017       33,124     61,477       53,832
Net sales - affiliates          2,155        2,717      5,588        4,358
Cost of sales                  33,777       35,712     61,711       57,499
                              ---------------------   ---------------------
     Gross profit               3,395          129      5,354          691

Selling, general and
 administrative expenses        1,760        1,655      3,439        3,298
                              ---------------------   ---------------------
     Operating income           1,635       (1,526)     1,915       (2,607)

Other:
 Interest, net (expense)
  income                         (225)          14       (284)          18
 Rental income                     33          157         81          331
 Other, net                        27           --        (68)          --

     Earnings (loss) before
     provision for income
     taxes and equity in
     operations of investee     1,470       (1,355)     1,644        (2,258)

Provision for income taxes        179           --        223            --

     Earnings (loss) before
     equity in operations of
     investee                   1,291       (1,355)     1,421        (2,258)

Equity in operations of
investee                          163           --        405            --

     Net earnings (loss)        1,454       (1,355)     1,826        (2,258)

Net earnings (loss) per
common share                      .25         (.23)       .31          (.38)

Weighted average number of
shares outstanding              5,893        5,874      5,893         5,874

See accompanying notes to condensed consolidated financial statements.

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
Six-Month Periods Ended May 31, 1995 and 1994
(Dollars in Thousands)

                                                        1995           1994
                                                      -------        -------
                                                    (Unaudited)
Cash flows from operating activities:
     Net earnings (loss)                             $ 1,826        $(2,258)
     Adjustments to reconcile net
      earnings (loss) to net cash (used in)
      provided by operating activities:
          Depreciation                                 3,522          2,593
          Provision for losses on
           trade receivables                             211            330
          Equity in operations of
           investee                                     (405)            --
          Changes in assets and
           liabilities:
            Increase in net receivables                 (607)        (4,371)
            (Increase) decrease in
             inventories                              (6,832)         5,613
            Decrease (increase) in
             prepaid expenses and other
             current assets                              863           (337)
            Increase in other assets                    (388)            --
            Increase in accounts
             payable - trade                           1,723          3,145
            (Decrease) increase in due
             to parent,accrued expenses
             and customer deposit                     (2,141)           153
                                                      -------        -------

               Net cash (used in)
               provided by operating
               activities                             (2,228)         4,868
                                                      -------        -------
Cash flows from investing activities:
     Capital expenditures                             (5,463)       (24,461)
                                                      -------        -------
Cash flows from financing activities:
     Bank borrowings - net                             7,357         17,900
                                                      -------        -------

          Net (decrease) increase in cash
          and cash equivalents                          (334)        (1,693)

Cash and cash equivalents at beginning
of period                                                337          2,536
                                                      -------        -------
Cash and cash equivalents at end of period           $     3        $   843
                                                      =======        =======

See accompanying notes to condensed consolidated financial statements.

New Jersey Steel Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 1995 and November 30, 1994
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

(1)  Basis of Presentation

     The unaudited condensed consolidated financial statements of New Jersey Steel Corporation and subsidiary (the Company), in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of such periods. The results of operations for the three- and six-month periods ended May 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the entire year. The accompanying interim financial statements should be read in conjunction with the Company's audited 1994 consolidated financial statements.

(2)  Capital Stock

     During the six-month periods ended May 31, 1995 and 1994 no stock options were granted or exercised.

(3)  Inventories

     Inventories consist of the following:

                                    May 31         Nov 30
                                     1995           1994
                                    ------        -------
          Finished goods           $11,240          4,707
          Work-in-process              872            305
          Raw materials, spare
            Parts and supplies       9,573          9,841
                                    ------        -------
                                   $21,685         14,853
                                    ======        =======

(4)  Per Common Share Amounts

     Per common share amounts are based on the weighted average number of shares of common stock outstanding during each period.
The effect of stock options for the three- and six-month periods ended May 31, 1995 was not material and for the three- and six-month periods ended May 31, 1994 was antidilutive.

(5)  Line of Credit

     In May 1995, the Company amended its revolving credit facility increasing the maximum amount of such facility to $23,000 from $20,000 and which is to remain in effect until August 31, 1995, at which time the maximum amount of the revolving credit facility will revert to $20,000. All other terms and conditions remain unchanged. As of May 31, 1995, the Company had bank borrowings of $17,893 under its revolving credit facility. The credit facility expires on December 31, 1995. Advances under the credit facility are secured by the Company's accounts receivable and inventory. Total interest paid and interest expense capitalized under the aforementioned facility totaled $380 and $317, respectively, for the three-month period ended May 31, 1995.

(6)  Commitments and Contingencies

     The Company's mill is classified, in the same manner as similar steel mills in the industry, as generating hazardous waste due to the production of dust that contains lead, cadmium and chromium. The Company collects the dust resulting from its melting operation through an emissions control system and manages it through a waste recycling firm.

     In September 1994, the New Jersey Department of Environmental Protection (the "NJDEP") issued a "Permit to Construct, Install or Alter Control Apparatus or Equipment" and a "Prevention of Significant Deterioration Permit" (the "Permit") to the Company. The Permit authorizes the Company to complete the currently ongoing mill modernization project, contains a temporary operating permit and directs that the testing required for issuance of a five-year certificate to operate be performed by December 8, 1995. The Company believes that the mill modernization project contains the improvements necessary to bring the Sayreville Mill up to the operating standards contained in the Permit. As a consequence, management believes that the new five-year operating permit will be issued by the NJDEP.

     At this time, management believes the Company is in compliance in all material respects with applicable environmental requirements. Management does not anticipate any substantial increase in its costs for environmental remediation or that such costs will have adverse effect on the Company's competitive position, operations or results.

     The Company and Von Roll AG ("Von Roll") are defendants in an action entitled MOUNTAINEER BOLT, INC. And ADVANCED MINING SYSTEMS. INC. v. BRUCE A. CASSIDY, FREDERICK B. MUNSON, EXCEL MINING SYSTEMS, INC., NEW JERSEY STEEL CORPORATION, VON ROLL LTD. The action was originally brought in state court in West Virginia in 1991 against Excel Mining, Bruce Cassidy and Fred Munson and involved allegations that the defendants had conspired to destroy the mine roof bolt business of Advanced Mining Systems, Inc. ("AMS"). The original complaint sought damages in excess of $12 million. In 1992, an amended complaint added the Company and Von Roll as additional parties and claimed that they conspired with the original defendants to destroy the mine roof bolt business of AMS. The action was subsequently removed to the Northern District of West Virginia and then, in 1993, transferred to the Southern District of New York in connection with the 1992 bankruptcy filing of AMS in the Bankruptcy Court for the Southern District of New York. A motion to dismiss New Jersey Steel and Von Roll has been pending, undecided, for several years. In 1994, in connection with the settlement of an unrelated action, the original defendants were dropped as defendants in this action. The Company believes the plaintiff's claims are without merit and intends to vigorously defend itself in this action.

     On June 30, 1995, Gary Lutin filed an action in the United States District Court for the Southern District of New York against the Company, Von Roll and various directors and officers of the Company. The action is entitled GARY LUTIN v. NEW JERSEY STEEL CORPORATION, VON ROLL LTD. a/k/a VON ROLL A.G., WALTER BEEBE, HEINZ FRECH, H. GEORG HAHNLOSER, HARVEY L. KARP, ROBERT J. PASQUARELLI, THOMAS W. JACKSON, PAUL ROIK, AND UNKNOWN PARTIES 10-19 (Case No. 95 CIV 4965). This action is based on the same facts as the Mountaineer Bolt litigation but in this action Mr. Lutin, a former owner of AMS, is making the claims as an assignee of AMS as part of a bankruptcy settlement. The complaint alleges a conspiracy in violation of state and federal law and seeks unspecified damages which it claims to be in excess of $50,000. The Company believes that plaintiff's claims are without merit and intends to vigorously defend itself in this action.

     On March 21, 1994, Novo-Plez SA ("Novo") and NASCO Brokers, Inc. ("NASCO") (Novo and NASCO, collectively the "Claimants"), steel brokers, commenced an arbitration against the Company in the International Court of Arbitration of the International Chamber of Commerce (the "Swiss Arbitration"). The Claimants seek $721 in damages for steel purchased from the Company which Claimants assert was of inferior quality. Claimants have reserved the right to assert a claim for an additional $8,700 in incidental and consequential damages. The Company filed an answer to the Petition on May 2, 1994, in which it stated that the steel billets fully conformed to the specifications provided for in the contracts. While arbitration always involved risk, based on the advice of legal counsel, management believes that the Company will prevail in a successful defense against these claims.

     Egyptian Metals Company ("EMC"), the customer of the Claimants in the Swiss Arbitration, and its broker have attempted to pursue a related claim before the "Tribunal de Commerce" in Paris, France (the "Paris Action"), alleging that the Company was liable to it for the sale of the defective billets. EMC claimed damages of $2,121 and an additional claim for payment of FF100 under the French Code of Civil Procedure. Management believes that the Company is not liable to EMC for any damages. The Company has not entered an appearance in the Paris Action as, based upon the advice of legal counsel, management believes that the French court is without jurisdiction over the Company and that the litigation will ultimately be dismissed or, if judgement is in fact entered, that it will be unenforceable against the Company.

     In June 1995, EMC commenced an action against the Company, Novo and NASCO in the United States District Court for the District of New Jersey (Case No. CIV. 95 823 (DRD)) based on the same transactions as the Paris Action and the Swiss Arbitration seeking damages against the three defendants individually in the amount of $5,050. The Company believes that EMC's claims are without merit and intends to vigorously defend itself in this action.

     In November 1993, AJ Ross Logistics, Inc. ("AJ Ross") filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As AJ Ross was a significant customer, the Company received in excess of $5.6 million in payments on trade receivables from AJ Ross in the year immediately preceding the filing date. AJ Ross has not asserted any claim against the Company as a result of these payments. In addition, based upon the advice of its bankruptcy counsel, management does not believe that the $5.6 million constituted voidable preferences. However, there can be no assurance that AJ Ross, the trustee in AJ Ross' case or other entities will not assert that some or all of such payments are voidable preferences which must be returned to AJ Ross' bankruptcy estate for distribution to AJ Ross creditors.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-Month Periods ended May 31, 1995 and 1994

A summary of the period-to-period changes in the "Condensed
Consolidated Statements of Operations" for the three-month periods ended May 31, 1995 and 1994 is shown below:

                                             Percent of Net Sales
               ----------------------------  --------------------
                  1995     1994   Inc.(Dec)         1995     1994
               ----------------------------  --------------------
                   (Unaudited)
                     ($000)
Net sales      $   37,172   35,841    1,331        100.0   100.0

Gross profit        3,395      129    3,266          9.1      .4

Selling,
general and
administrative
expenses            1,760    1,655      105          4.7     4.6

Other (expense)
income               (165)     171     (336)         (.4)     .4

Earnings (loss)
before
provision for
income taxes
and equity in
operations
of investee         1,470   (1,355)   2,825          4.0    (3.8)

Provision for
income
taxes                 179       --      179           .5      --

Earnings (loss)
before equity
in operations
of investee         1,291   (1,355)   2,646          3.5    (3.8)

Equity in
operations of
investee              163       --      163           .4      --
               -----------------------------      ---------------
Net earnings
 (loss)        $    1,454   (1,355)   2,809          3.9    (3.8)
               =============================      ===============

MANAGEMENT'S DISCUSSION AND ANALYSIS
THREE MONTHS ENDING MAY 31, 1995

Net sales for the second quarter of 1995 increased 3.7% to $37,172,000 from $35,841,000 in the second quarter of 1994, primarily on the strength of higher selling prices. Shipping levels for the second quarter of 1995 decreased approximately 3.6% as compared to the second quarter of 1994. Average selling prices in the second quarter of 1995 increased to $325 from $302 in the second quarter of 1994.

Gross profit increased $3,266,000 to $3,395,000 in the second quarter of 1995 from $129,000 in the second quarter of 1994.
The gross profit improvement in the second quarter of 1995 reflected the benefit of higher rebar selling prices and lower billet and Rolling Mill conversion costs. This was partially offset by higher depreciation charges in the second quarter of 1995. Billet conversion costs in the second quarter of 1995 decreased from earlier year levels reflecting higher Melt Shop productivity and production levels, lower power costs and other lower conversion costs. During the second quarter of 1994, billet conversion costs had been negatively impacted by lower Melt Shop production and productivity levels associated with a Melt Shop shutdown for construction and subsequent start-up difficulties. As a result of higher production and productivity levels in 1995, conversion costs in the Rolling Mill also decreased, further enhancing gross profit margins in the second quarter of 1995. Scrap prices remained relatively stable during the second quarter of 1995 increasing to $113 per ton from $111 per ton in the second quarter of 1994.

Selling, general and administrative expenses increased $105,000, to $1,760,000 during the three-month period ended May 31, 1995, from $1,655,000 during the three-month period ended May 31, 1994, primarily as a result of minor increases in various cost categories.

The Company's equity in operations of investee contributed
$163,000 to earnings during the three-month period ended May 31, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Six-Month Periods ended May 31, 1995 and 1994

A summary of the period-to-period changes in the "Condensed
Consolidated Statements of Operations" for the six-month periods ended May 31, 1995 and 1994 is shown below:

                                             Percent of Net Sales
               ----------------------------  --------------------
                  1995     1994   Inc.(Dec)         1995     1994
               ----------------------------  --------------------
                   (Unaudited)
                          ($000)
Net sales      $   67,065   58,190    8,875        100.0   100.0

Gross profit        5,354      691    4,663          7.9     1.2

Selling,
general and
administrative
expenses            3,439    3,298      141          5.1     5.7

Other (expense)
income               (271)     349     (620)         (.4)     .6

Earnings (loss)
before
provision for
income taxes
and equity in
operations
of investee         1,644   (2,258)   3,902          2.4   (3.9)

Provision for
income
taxes                 223       --      223           .3      --

Earnings (loss)
before equity
in operations
of investee         1,421   (2,258)   3,679          2.1    (3.9)

Equity in
operations of
investee              405       --      405           .6      --
               -----------------------------      ---------------
Net earnings
 (loss)        $    1,826   (2,258)   4,084          2.7    (3.9)
               =============================      ===============

MANAGEMENT'S DISCUSSION AND ANALYSIS
SIX MONTHS ENDING MAY 31, 1995

Net sales for the six-month period ended May 31, 1995 were $67,065,000 as compared to $58,190,000 in the six-month period ended May 31, 1994. Shipments for the first half of 1995 increased to 209,000 tons from 197,000 tons in the six-month period ended May 31, 1994. This increase in shipping levels reflects the benefit of a mild winter in the first quarter of 1995 as well as some hedge buying by customers. In contrast, during the first quarter of 1994, shipments were negatively impacted by severe winter conditions. Average selling prices for the six-month period ended May 31, 1995 increased to $321 per ton from $295 per ton in the prior year comparable period.

Gross profit for the six-month period ended May 31, 1995 increased $4,663,000 to $5,354,000 from $691,000 for the six-month period ended May 31, 1994. This higher gross profit reflected the benefit of higher shipment levels, higher rebar pricing and lower melt shop and rolling mill conversion costs. This benefit was partially offset by higher depreciation charges in the first half of 1995. Scrap costs in the first half of 1995 increased to $112 per ton from $110 in the 1994 period. Billet conversion costs in the first six months of 1995 were lower than the comparable 1994 period reflecting continuing improvement in the melt shop operations since the installation of the new Consteel melt shop process in the second quarter of 1994. In 1994, billet conversion costs were negatively impacted by severe winter conditions in the first quarter and by start-up difficulties associated with the installation of the Consteel process during the second quarter of 1994.

Selling, general and administrative expenses increased
$141,000 in the first half of 1995 to $3,439,000 from $3,298,000 for the six-month period ending May 31, 1994 primarily as a result of minor increases in various cost categories. Other income decreased $620,000 to $271,000 of expense for the first half of 1995 from $349,000 of income for the comparable 1994 period. This was primarily the result of reduced rental income and higher interest expense.

The Company's equity in operations of investee contributed
$405,000 to earnings during the six months ended May 31, 1995.

Liquidity And Capital Resources

     As of May 31, 1995, the Company had cash and cash on hand of $3,000 and total outstanding indebtedness of $17,893,000 under the Company's revolving credit facility. In May 1995, the Company amended its revolving credit facility increasing the maximum amount of such facility to $23,000,000 from $20,000,000 and which is to remain in effect until August 31, 1995, at which time the maximum amount of the revolving credit facility will revert to $20,000,000. The credit facility is secured by accounts receivable and inventory and is due to expire in December 1995.

     The six months ended May 31, 1995 reflects reduced working capital as compared to November 30, 1994. This is primarily the result of the Company's credit facility being classified as a current liability at May 31, 1995, due to its expiration date of December 1995. The Company expects the credit facility to be renewed in the normal course of business.

     Net cash used in operating activities was $2,228,000 for the six months ending May 31, 1995 as compared to net cash provided by operating activities of $4,868,000 for the six months ended May 31, 1994. The major cause of this change was a $6,832,000 increase in inventory for the six-month period ended May 31, 1995. Net bank borrowings for the first half of 1995 were $7,357,000 as compared to $17,900,000 for the 1994 period, reflecting a decrease in capital expenditures in the first half of 1995 to $5,463,000 from $24,461,000 in the first half of 1994 and improved earnings.

     The Company believes that cash flow generated by future operations and its available bank credit facilities will be adequate to fund day-to-day operations and contemplated capital expenditures for the balance of the year.

Future Trends Commentary

In the second quarter of 1995, the Company has seen a continuing improvement in its Melt Shop operations as compared to both the second quarter of 1994 and the first quarter of 1995. Rebar demand, however, has softened. Customer inventory levels have increased during the second quarter of 1995 as have inventory levels of other mills. As a result shipment and pricing levels may be impacted in coming quarters as inventory levels are adjusted.


PART II. Other Information

Item 1. Legal Proceedings

     See "Note (6) -- Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements", for a description of new developments in the Mountaineer Bolt, Inc.
litigation and a description of a new lawsuit related to the Egyptian Metals action.

     Thomas Petrizzo, a former president of AJ Ross and the owner of a company which served as the construction manager in connection with the Company's modernization project, had been incarcerated under an indictment issued by the United States District Court for the Eastern District of New York alleging that Mr. Petrizzo is a member of an organized crime family and was involved in a criminal conspiracy. On June 30, 1995, after a jury trial, Mr. Petrizzo was acquitted of all charges.

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



                            NEW JERSEY STEEL CORPORATION
                            Registrant



Dated: July 15, 1995               ____________________________
                                   Robert J. Pasquarelli,
                                   President





Dated: July 15, 1995               _____________________________
                                   Paul Roik, Vice President -
                                   Finance and Treasurer
                                   (Principal Financial and
                                   Accounting Officer)

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

10(j)--   Revolving Loan and Security Agreement dated March 31,
          1993 and Amendment dated April 1994 and Second
          Amendment dated May 31, 1994 and Third Amendment dated
          December 31, 1994 -- Incorporated by reference to Exhibit 10(j) to the Company's quarterly report on Form 10-Q for the quarter ended February 28, 1995 (File No. 0-15838).

10(k)-- Fourth Amendment, dated May 12, 1995, to the Revolving Loan and Security Agreement dated March 31,1993 and Amendment dated April 1994, and Second Amendment dated May 31, 1994, and Third Amendment dated December 31, 1994 -- Filed herewith.

27 --     Financial Data Schedule

(B)  No reports on Form 8-K were filed during this period.