Form 10-Q
period 1995-08-31
NEW JERSEY STEEL CORP
filed 1995-10-16
CIK 812310

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                FORM 10-Q
(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934for the quarterly period ended August 31, 1995 or

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

                         Yes ______  No _____

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 1995.

$.01 Par Value Common Stock                            5,920,500
---------------------------                  ------------------------------
     (Title of Class)                        (Number of Shares Outstanding)


NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Operations
Three-Month And Nine-Month Periods ended
August 31, 1995 and August 31, 1994
(In Thousands, Except Per Share Data)

                                Three-Months          Nine-Months
                              Ended August 31,     Ended August 31,
                                1995      1994       1995      1994
                              ----------------     ----------------
                                 (Unaudited)           (Unaudited)
Net sales                    $32,743    37,873     94,220    91,705
Net sales - affiliates         1,671     2,194      7,259     6,552
Cost of sales                 32,477    36,880     94,188    94,379
                              ----------------     ----------------
     Gross profit              1,937     3,187      7,291     3,878


Selling, general and
 administrative expenses       1,786     1,735      5,225     5,033
                              ----------------     ----------------
     Operating income (loss)     151     1,452      2,066    (1,155)

Other:
 Interest(expense)
  income, net                   (247)        7       (531)       25
 Rental income                    34       119        115       450
 Other, net                       --        --        (68)       --

     (Loss) earnings before
     provision for income
     taxes and equity in      ----------------    -----------------
     operations of investee      (62)    1,578      1,582      (680)

Provision (benefit)
  for income taxes                (8)       --        215        --

     (Loss)earnings before
     equity in operations     ----------------    -----------------
     investee                    (54)    1,578      1,367      (680)

Equity in operations of
investee                           5        --        410        --
                              ----------------   ------------------
     Net (loss) earnings         (49)    1,578      1,777      (680)
                              ================   ==================
Net (loss) earnings per
common share                    (.01)      .27        .30      (.12)

Weighted average number of
shares outstanding             5,903     5,891      5,897     5,880

See accompanying notes to condensed consolidated financial statements

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)

                                      August 31,         November 30,
Assets                                   1995                 1994
------                               -----------         ------------
                                     (Unaudited)
Current assets:
 Cash and cash equivalents           $       --          $       337
 Receivables:
   Trade, less allowance for
   doubtful receivables of $2,162
   and $1,846 in 1995 and 1994,
   respectively                          19,891               19,874
 Trade - affiliates                       1,959                2,858
 Other                                      369                  364
                                     -----------         ------------
     Net receivables                     22,219               23,096

 Inventories                             18,927               14,853
 Prepaid expenses and
   other current assets                   1,085                1,620
                                     -----------         ------------
     Total current assets                42,231               39,906

 Property, plant and equipment, net      79,085               73,928
 Other assets                             5,111                3,931
 Deferred income taxes                    4,518                4,518
 Real estate held for investment, net    13,573               13,953
                                      ----------         ------------
                                        144,518              136,236
                                      ==========         ============

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
 Current installments of long
   term debt                                750                  --
 Accounts payable - trade                26,390              27,824
 Due to parent                              676                 339
 Accrued expenses                         6,061               5,015
 Customer deposit                            --               3,072
                                      ----------         -----------
     Total current liabilities           33,877              36,250

Note payable - bank                      12,498              10,536
Long term debt, less current
   installments                           6,750
Stockholders' equity:
 Preferred stock, $.01 par value.
   Authorized 5,000,000 shares;
   none issued.                              --                  --
 Common stock, $.01 par value.
   Authorized 15,000,000 shares;
   issued and outstanding 5,920,500
   shares in 1995 and 5,893,370
   in 1994.                                  59                  59
 Additional paid-in capital             134,070             133,904
 Accumulated deficit                    (42,736)            (44,513)
                                       ---------         ------------
     Total stockholders' equity          91,393              89,450

Commitments and contingencies
                                       ---------         ----------
                                      $ 144,518         $  136,236
                                       =========         ==========

See accompanying notes to condensed consolidated financial statements.

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
Nine-Month Periods Ended August 31, 1995 and 1994
(Dollars in Thousands)

                                                1995          1994
                                              -------       -------
                                                   (Unaudited)
Cash flows from operating activities:
     Net earnings (loss)                     $ 1,777       $  (680)
     Adjustments to reconcile net
     earnings (loss) to net cash
     provided by operating activities:
          Depreciation                         5,283         4,468
          Provision for losses on
           trade receivables                     316           355
          Equity in operations of
           investee                             (410)           --

          Changes in assets and
           liabilities:
            Decrease (increase) in net
            receivables                          561        (8,513)
            (Increase) decrease in
             inventories                      (4,074)        8,376
            Decrease (increase) in
             prepaid expenses and other
             current assets                      535          (508)
            Increase in other assets            (770)         (420)
            (Decrease) increase in accounts
             payable - trade                  (1,434)        3,866
            (Decrease) in due
             to parent, accrued expenses
             and customer deposit             (1,689)         (231)
                                              -------     ---------

               Net cash provided
               by operating activities            95         6,713
                                              -------     ---------
Cash flows from investing activities:
     Capital expenditures                    (10,060)      (30,467)
                                              -------     ---------
Cash flows from financing activities:
     Bank borrowings - net                     9,462        21,000
     Proceeds from exercise of stock options     166           228
     Net cash provided from
          financing activities                 9,628        21,228
                                              -------     ---------
          Net decrease in cash
          and cash equivalents                  (337)       (2,526)

Cash and cash equivalents at beginning
of period                                        337         2,536
                                              -------     ---------
Cash and cash equivalents at end of period   $     0      $     10
                                              =======     =========

See accompanying notes to condensed consolidated financial statements.

New Jersey Steel Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 1995 and November 30, 1994
(Dollars In Thousands, Except Share Amounts)
(Unaudited)

(1)  Basis of Presentation

     The unaudited condensed consolidated financial statements of New Jersey Steel Corporation and subsidiary (the Company), in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of such periods. The results of operations for the nine-month periods ended August 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the entire year. The accompanying interim financial statements should be read in conjunction with the Company's audited 1994 consolidated financial statements.

(2)  Capital Stock

     During the three and nine month periods ended August 31, 1995 stock options were exercised for 27,130 shares for proceeds of $166. During the three and nine month periods ended August 31, 1994, 19,500 shares of stock options were exercised for proceeds of $228.

(3)  Inventories

     Inventories consist of the following:

                                         Aug 31       Nov 30
                                           1995         1994
                                        -------       ------
          Finished goods                $ 8,282        4,707
          Work-in-process                 1,230          305
          Raw materials, spare
            parts and supplies            9,415        9,841
                                         ------       ------
                                        $18,927       14,853
                                         ======       ======

(4)  Per Common Share Amounts

     Per common share amounts are based on the weighted average number of shares of common stock outstanding during each period. The effect of stock options for the three and nine month periods ended August 31, 1995 and 1994 was not material or antidilutive.

(5) Bank Borrowings

     In August 1995, the Company amended its revolving credit facility by agreeing with its bank to decrease the maximum amount available under such credit facility to $17,500 from $23,000 and to extend the maturity date to April 30, 1997. All other terms and conditions under the credit facility remain unchanged. Concurrently with such amendment, the Company also obtained a five year term loan in the amount of $7,500 with a maturity date of December 31, 2000. Principal payments under the term loan are due in quarterly installments of $375 beginning March 31, 1996. Interest is payable monthly at an annual rate of 8.65%. Borrowings under the credit facility and term loan are secured by the Company's eligible accounts receivable and inventory, as defined. Total bank interest paid for the three and nine month periods ended August 31, 1995 totaled $451 and $1,118 respectively. Total interest capitalized for the three and nine month periods ended August 31, 1995 totaled $394 and $966, respectively.

(6)  Commitments and Contingencies

     The Company's mill is classified, in the same manner as similar steel mills in the industry, as generating hazardous waste due to the production of dust that contains lead, cadmium and chromium. The Company collects the dust resulting from its melting operation through an emissions control system and manages it through a waste recycling firm.

     In September 1994, the New Jersey Department of Environmental Protection (the "NJDEP") issued a "Permit to Construct, Install or Alter Control Apparatus or Equipment" and a "Prevention of Significant Deterioration Permit" (the "Permit") to the Company. The Permit authorizes the Company to complete the currently ongoing mill modernization project, contains a temporary operating permit and directs that the testing required for issuance of a five-year certificate to operate be performed by March 8, 1996. The Company believes that the mill modernization project contains the improvements necessary to bring the Sayreville Mill up to the operating standards contained in the Permit. As a consequence, management believes that the new five-year operating permit will be issued by the NJDEP.

     At this time, management believes the Company is in compliance in all material respects with applicable environmental requirements. Management does not anticipate any substantial increase in its costs for environmental remediation or that such costs will have adverse effect on the Company's competitive position, operations or results.

     The Company and Von Roll AG ("Von Roll") are defendants in an action entitled GARY LUTIN v. NEW JERSEY STEEL CORPORATION, VON ROLL LTD. A/k/a VON ROLL A.G., AND UNKNOWN PARTIES 1-10, currently pending in the United States District Court for the Southern District of New York (Case No. 93 CIV. 6612). The action was originally brought against Excel Mining Systems, Inc., Bruce A. Cassidy and Frederick B. Munson and involved allegations that the defendants had conspired to destroy the mine roof bolt business of Advanced Mining Systems, Inc. The original complaint sought damages in excess of $12,000. In 1992, the Company and Von Roll were added as additional parties. The action was subsequently removed to federal court and transferred to the Southern District of New York. A motion to dismiss the Company and Von Roll has been pending, undecided, for several years. In 1994, in connection with the settlement of an unrelated action, the original defendants were dropped as defendants in this action. In June 1995, the plaintiff moved to serve an amended complaint which restated the claims from the original action as claims under the federal RICO statute and related state laws. This motion is currently pending. At the same time, plaintiff filed a new action in the United States District Court for the Southern District of New York against the Company, Von Roll and various directors and officers of the Company, entitled GARY LUTIN v. NEW JERSEY STEEL CORPORATION, VON ROLL LTD. a/k/a VON ROLL A.G., WALTER H. BEEBE, HEINZ FRECH, H. GEORG HAHNLOSER, HARVEY L. KARP, ROBERT J. PASQUARELLI, THOMAS W. JACKSON, PAUL ROIK AND UNKNOWN PARTIES 10-19 (Case No. 95 CIV 4965). This action is based on the same facts and seeks unspecified damages which plaintiff claims to be in excess of $50,000. The Company has made a motion for an order dismissing the complaint and for summary judgement in the new action. The Company believes that plaintiff's claims are without merit and intends to vigorously defend itself in both actions.

     In March 1994, Novo-Plez SA ("Novo") and NASCO Brokers,
Inc. ("NASCO") (Novo and NASCO, collectively the "Claimants"), steel brokers, commenced an arbitration against the Company in the International Court of Arbitration of the International Chamber of Commerce (the "Swiss Arbitration"). The Claimants seek $721 in damages for steel purchased from the Company which Claimants assert was of inferior quality. Claimants have reserved the right to assert a claim for an additional $8,700 in incidental and consequential damages. The Company filed an answer to the Petition on May 2, 1994, in which it stated that the steel billets fully conformed to the specifications provided for in the contracts. All pre-hearing papers have been submitted and the arbitration hearing is currently scheduled to commence in November, 1995. While arbitration always involved risk, based on the advice of legal counsel, management believes that the Company will prevail in a successful defense against these claims.

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

     In June 1995, EMC commenced an action against the Company, Novo and NASCO in the United States District Court for the District of New Jersey (Case No. CIV. 95 823 (DRD)) based on the same transactions as the Paris Action and the Swiss Arbitration seeking damages against the three defendants individually in the amount of $5,050. This action is in the early discovery stages and EMC has moved to withdraw Novo and NASCO as defendants. The Company believes that EMC's claims are without merit and intends to vigorously defend itself in this action.

     In November, 1993, AJ Ross Logistics, Inc. ("AJ Ross") filed a petition under Chapter 11 of the U.S. Bankruptcy Code. AJ Ross was a significant customer of the Company and the Company received in excess of $5.6 million in payments on trade receivables from AJ Ross in the year immediately preceding the filing of the Chapter 11 petition. The AJ Ross case has been converted to Chapter 7 and the Trustee is seeking $87 from the Company on the grounds that such portion of the $5.6 million in payments constituted a voidable preference under the U.S. Bankruptcy Code. The Company is contesting the Trustee's claim and the matter is under negotiation.

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




MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-Month Periods ended August 31, 1995 and 1994

A summary of the period-to-period changes in the "Condensed
Consolidated Statements of Operations" for the three-month periods ended August 31, 1995 and 1994 is shown below (Dollars in thousands):

                                                Percent of Net Sales
                    --------------------------  --------------------
                       1995    1994  Inc.(Dec)      1995       1994
                    --------------------------  --------------------
Net sales           $34,414  40,067    (5,653)     100.0      100.0

Gross profit          1,937   3,187    (1,250)       5.6        7.9

Selling,
general and
administrative
expenses              1,786   1,735        51        5.1        4.3

Other (expense)
income                 (213)    126     (339)       (.6)        .3

(Loss) earnings
before provision
for income taxes
and equity in
operations of
investee                (62)  1,578    (1,640)      (.1)       3.9

Provision for
income taxes             (8)     --        (8)       --         --

(Loss) earnings
before equity
in operations of
investee                (54)  1,578    (1,632)      (.1)       3.9

Equity in
operations of
investee                  5      --         5        --         --
                    --------------------------  -------------------
Net (loss)
earnings            $   (49)  1,578    (1,627)      (.1)       3.9
                    ==========================  ===================

MANAGEMENT'S DISCUSSION AND ANALYSIS
Three Months ended August 31, 1995

     Net sales for the third quarter of 1995 declined 14% to $34,414,000 from $40,067,000 in the third quarter of 1994. The decline in net sales primarily reflected the negative impact of a 14% drop in shipments in the third quarter of 1995 due to soft rebar demand. Average selling prices in the third quarter of 1995 increased to $318 from $316 in the third quarter of 1994.

     Gross profit decreased $1,250,000 to $1,937,000 from $3,187,000 in the third quarter of 1994 reflecting the negative impact of lower shipments and higher billet costs. Billet costs increased in the third quarter of 1995 from year earlier levels primarily as a result of higher scrap costs. Scrap costs increased to $114 per ton in the third quarter of 1995 from $96 per ton in the third quarter of 1994. Melt shop productivity improved and billet conversion costs decreased in the third quarter of 1995 when compared to the third quarter of 1994. This favorable comparison of 1995 billet conversion costs to 1994 levels reflects the effect of high billet conversion costs during the third quarter of 1994 associated with the start-up of the new melt shop in 1994. In 1994, when compared to the second quarter of 1995, melt shop and rolling mill conversion costs in the third quarter of 1995 were higher as a result of lower than planned production levels. These lower production levels resulted from the Company's decision to curtail production in its melt shop and rolling mill operations in response to soft rebar demand during the third quarter of 1995. As a result, production levels in the third quarter declined 17% in the melt shop and 20% in the rolling mill from 1994 levels. The combination of reduced shipment levels and higher production costs in the third quarter of 1995 negatively impacted operating results.

     Selling, general and administrative expenses increased
$51,000 to $1,786,000 during the three month period ending August
31, 1995 from $1,735,000 during the three month period ended
August 31, 1994, primarily as a result of minor increases in various cost categories. Other income decreased $339,000 to $213,000 of expense in the three month period ended August 31, 1995 from $126,000 of income for the comparable 1994 period. This was primarily the result of higher interest expense and reduced rental income.

     The Company's equity in operations of investee contributed
$5,000 to earnings during the three month period ended August 31, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Nine-Month Periods ended August 31, 1995 and 1994

     A summary of the period-to-period changes in the "Condensed
Consolidated Statements of Operations" for the nine-month periods ended August 31, 1995 and 1994 is shown below (Dollars in thousands):

                                                Percent of Net Sales
                    --------------------------  --------------------
                       1995    1994  Inc.(Dec)      1995       1994
                    --------------------------  --------------------
Net sales          $101,479  98,257     3,222      100.0      100.0

Gross profit          7,291   3,878     3,413        7.2        3.9

Selling,
general and
administrative
expenses              5,225   5,033       192        5.1        5.1

Other (expense)
income                 (484)    475      (959)       (.5)        .5

Earnings (loss)
before provision
for income taxes
and equity in
operations of
investee              1,582    (680)    2,262        1.6       (.7)

Provision for
income taxes            215      --       215         .2        --

Earnings (loss)
before equity
in operations of
investee              1,367    (680)    2,047        1.4       (.7)

Equity in
operations of
investee                410      --       410         .4        --
                    --------------------------   ------------------
Net earnings
(loss)             $  1,777    (680)    2,457        1.8       (.7)
                    ==========================   ==================

MANAGEMENT'S DISCUSSION AND ANALYSIS
Nine Months ended August 31, 1995

     Net sales for the nine month period ended August 31, 1995 were $101,479,000 as compared to $98,257,000 for the nine month period ended August 31, 1994. Average selling prices for the nine month period ended August 31, 1995 increased to $320 per ton from $303 per ton in the comparable 1994 period. Shipment levels for the nine month period ended August 31,1995 decreased to 317,000 tons from 324,000 tons for the nine months ended August 31, 1994.

     Gross profit for the nine month period ended August 31, 1995 rose $3,413,000 to $7,291,000 from $3,878,000 for the nine month period ended August 31, 1994. This higher gross profit in 1995 reflected the benefit of higher selling prices, and lower melt shop and rolling mill conversion costs. This benefit was partially offset by higher scrap costs, which rose to $113 per ton in the nine month period ended August 31, 1995 from $104 in the comparable 1994 period and by higher depreciation expenses in 1995. Billet conversion costs for the nine month period of 1995 were lower than the comparable 1994 period primarily as a result of lower electricity costs. Billet conversion costs in the 1994 period were negatively impacted by severe winter conditions in the first quarter of 1994 and higher costs associated with the start up of a new melt shop in the second quarter of 1994.

     Selling, general and administrative expenses in the nine month period ended August 31, 1995 increased $192,000 to $5,225,000 from $5,033,000 for the nine month period ended August 31, 1994 primarily as a result of higher legal expenses and increases in various other cost categories. Other income decreased $959,000 to $484,000 of expense for the nine month period ended August 31, 1995 from $475,000 of income for the comparable 1994 period. This was primarily the result of higher interest expense and reduced rental income.

     The Company's equity in operations of investee contributed
$410,000 to earnings for the nine months ended August 31, 1995.

Liquidity and Capital Resources

     In August 1995, the Company amended its revolving credit facility by agreeing with its bank to decrease the maximum amount available under such credit facility to $17,500,000 from $23,000,000 and to extend the maturity date to April 30, 1997. Concurrently with such amendment, the Company also obtained a five year term loan in the amount of $7,500,000 with a maturity date of December 31, 2000. Principal payments under the term loan are due in quarterly installments of $375,000 beginning March 31, 1996.

     For the nine month period ended August 31, 1995 net cash provided by operating activities was $95,000, as compared to $6,713,000 for the nine-month period ended August 31, 1994. Such decrease was primarily the result of an increase in inventory of $4,074,000 and a decrease in accounts payable-trade of $1,434,000. Lower than anticipated shipping levels in the third quarter of fiscal 1995 contributed to the increase in inventory.

     Net bank borrowings for the nine month period ended August
31, 1995 were $9,462,000. Such borrowings were used primarily to finance capital expenditures of $10,060,000, primarily related to the installation of a new continuous casting machine.

     The Company anticipates that its present bank financing will be adequate to meet its needs.

Future Trends Commentary

     Rebar market conditions remain soft. The Company believes inventory levels at other steel mills remain unseasonably high.
As a result, the Company could face an increasingly competitive pricing environment in coming quarters as customers and competitors attempt to adjust their inventory levels.


PART II. Other Information

Item 1. Legal Proceedings

     See "Note (6) - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements" for a description of new developments in the Lutin litigation (formerly the Mountaineer Bolt, Inc. litigation) and the Novo-Plez and Egyptian
Metals actions.

     Thomas Petrizzo, a former president of AJ Ross and the owner of a company which served as the construction manager in connection with the Company's modernization project, has been indicted by the United States District Court for the Eastern District of New York alleging that Mr. Petrizzo is a member of an organized crime family and was involved in a criminal conspiracy. In June 1995, after a jury trial, Mr. Petrizzo was acquitted of all charges. In September 1995, Mr. Petrizzo was indicted again by the United States District Court for the Eastern District of New York charging Mr. Petrizzo with involvement in a criminal conspiracy to defraud a labor union.

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Such claims against the Company are generally covered by insurance. There can be no assurance that insurance, including product liability insurance, will be available in the future at reasonable rates.

Item 4.   Submission of Matters to a Vote of Security Holders

     a. The Annual Meeting of Stockholders of the Company was held on June 27, 1995.

     b.   Not applicable

     c. To consider and take action on the election of five directors.

                                        NUMBER OF VOTES

                                                   AGAINST OR
          NOMINEES                 FOR         WITHHOLD AUTHORITY
          Walter H. Beebe          5,157,025        166,714
          H. Georg Hahnloser       5,157,025        166,714
          Harvey L. Karp           5,154,925        168,814
          Robert J. Pasquarelli    5,166,655        157,084
          Hans G. Trosch           5,157,025        166,714

     d.   Not applicable

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

10(j)--   Revolving Loan and Security Agreement dated March 31,
1993 and Amendment dated April 1994 and Second Amendment dated May 31, 1994 and Third Amendment dated December 31, 1994. -- Incorporated by reference to Exhibit 10(j) to the Company's quarterly report on Form 10-Q for the quarter ended May 31, 1995 (File No. 0-15838).

10(k)--   Fourth Amendment, dated May 12, 1995, to the Revolving
Loan and Security Agreement dated March 31,1993 and Amendment dated April 1994, and Second Amendment dated May 31, 1994, and Third Amendment dated December 31, 1994 -- Incorporated by reference to Exhibit 10(k) to the Company's quarterly report on Form 10-Q for the quarter ended May 31, 1995 (File No. 0-15838).

10(l)--   Fifth Amendment, August 29, 1995, to the Revolving Loan
and Security Agreement dated March 31, 1993 and Amendment dated April 1994, and Second Amendment dated May 31, 1994 and Third Amendment dated December 31, 1994 and Fourth Amendment dated May 12, 1995 -- Filed herewith.

27 --     Financial Data Schedule

(b)  No reports on Form 8-K were filed during this period.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NEW JERSEY STEEL CORPORATION
                                   Registrant


                                   /s/ Robert J. Pasquarelli
Dated: October 16, 1995            ______________________________
                                   Robert J. Pasquarelli,
                                   President




                                   /s/ Paul Roik
Dated: October 16, 1995            _____________________________
                                   Paul Roik, Vice President -
                                   Finance and Treasurer
                                   (Principal Financial and
                                   Accounting Officer)

FIFTH AMENDMENT TO REVOLVING LOAN AND SECURITY AGREEMENT
AND REVOLVING LOAN NOTE (BUSINESS)

  This Fifth Amendment, dated as of August ____, 1995 (this
"Amendment"), is entered into between NEW JERSEY STEEL
CORPORATION (the "Borrower") and MIDLANTIC BANK, N.A., formerly
Midlantic National Bank (the "Bank").

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

      C. The Borrower and the Bank heretofore amended the Loan Agreement and the Note as set forth in an Amendment to Revolving Loan and Security Agreement and Revolving Loan Note (Business) dated as of April 12, 1994 (the "First Amendment"), by a Second Amendment to Revolving Loan and Security Agreement and Revolving Loan Note (Business) dated as of May 31, 1994 (the "Second Amendment"), by a Third Amendment to Revolving Loan and Security Agreement and Revolving Loan Note (Business) dated as of December 31, 1994 (the "Third Amendment") and by a Fourth Amendment to Revolving Loan and Security Agreement and Revolving Loan Note (Business) dated as of May 12, 1995 (the "Fourth Amendment").

      D. The Borrower and the Bank wish to further amend the Loan Agreement and the Note as set forth in this Fifth Amendment.

      E. Now, therefore, in consideration of the premises and the mutual agreements contained herein, the parties agree to amend the Loan Agreement and the Note on the following terms and conditions.

      1.    DEFINED TERMS.   Unless otherwise defined in this
  Amendment, terms defined in the Loan Agreement shall be used herein with their defined meanings.

      2.    FIFTH AMENDMENT TO LOAN AGREEMENT.   The Loan Agreement
  is further amended by:

     (a) Section 1.01. The Loans is deemed amended to delete the reference therein to $20,000,000.00 and substitute therefor the sum $17,500,000.00 to remain effective through the new maturity date, to wit: April 30, 1997. Notwithstanding the aforesaid limit as to maximum amount which may be borrowed, availability shall be further limited as follows: the maximum which may be borrowed at any given time shall be the lesser of
  (x) the sum of 80% of Borrower's eligible Accounts (defined as those Accounts under 90 days) plus 50% of Borrower's Inventory, applying such borrowing base both to this loan and to the amount outstanding from time to time under the term loan to be described more fully below; or (y) the maximum dollar amount as listed above.

          (b) Section 1.02. Interest and Repayment is deemed amended to provide that the Note referred to therein shall be the original Note as amended by the Fifth Endorsement of even date more particularly described below.

     (c)  Cross-Default/Cross-Collateralization With Term Loan.

          Contemporaneously herewith, the Borrower is obtaining from the Bank a term loan in principal amount of $7,500,000 having a five-year term maturing December 31, 2000 (the "Term Loan"). All documentation for the Term Loan shall provide that the same is cross-defaulted and cross-collateralized with the revolving loan evidenced by this Fifth Amendment (as the same may be further amended from time to time, the "Revolving Loan"); the Borrower and Bank hereby agree that the Revolving Loan shall be cross-defaulted and cross-collateralized with the Term Loan. In addition, as stated in "b" immediately above, maximum availability under both the Revolving Loan and the Term Loan shall be computed by application the borrowing base to both facilities.

     (d)  Permission for Granting Mortgage or Other Lien on
  Keasby Premises.

          Notwithstanding any contrary provision contained in the Loan Documents, Bank hereby agrees that Borrower be permitted to grant a mortgage or other lien in an amount up to $6,000,000 on its Keasby Premises. All other negative covenants contained in the Loan Documents prohibiting the granting of liens, etc. shall otherwise remain in full force and effect.

     3.    NOTE.   The Borrower and the Bank hereby agree that
  each reference to the "note" in the Loan Agreement and any document referred to therein shall refer to the Note as amended by the Fifth Endorsement in the form of Exhibit A (the "Fifth Endorsement").

     4.    REPRESENTATIONS AND WARRANTIES.   In order to induce
  the Bank to enter into this Fifth Amendment, the Borrower hereby represents and warrants to the Bank as follows:

      (a)   The representations and warranties contained in Section
  4.01 of the Loan Agreement except as modified by any earlier amendment are true and correct on and as of the date of this Fifth Amendment and, upon the Effective Date hereof and after giving effect hereto, no Event of Default or unmatured Event of Default will be in existence or will occur as a result of giving effect hereto.

      (b)   The execution, delivery and performance of this Fifth
  Amendment and the Fifth Endorsement will not violate any provision of any law or regulation, or of any writ or decree of any court or governmental instrumentality, or of the Borrower's articles of incorporation or by-laws.

      (c) The Borrower has the power to execute, deliver and perform this Fifth Amendment and the Fifth Endorsement and has taken all necessary corporate action to authorize the execution, delivery and performance of this Fifth Amendment and the Fifth Endorsement and the performance of the Loan Agreement and the note as amended thereby.

      (d) The execution, delivery and performance of this Fifth Amendment and the Fifth Endorsement does not require the consent of any other party or the consent, license, approval or authorization of, or registration or declaration with, any governmental body, authority, bureau or agency and this Fifth Amendment and the Fifth Endorsement and the Loan Agreement and the Note as amended by the Fifth Amendment and the Fifth Endorsement, constitute valid obligations of the Borrower, legally binding upon it and enforceable in accordance with its terms, subject to bankruptcy, insolvency, reorganization and other laws of general applicability relating to or affecting creditor's rights.

      5.    COLLATERAL DOCUMENTS.   The Borrower and the Bank agree
  that the Note and any loans evidenced thereby, shall continue to be secured by any Collateral previously granted.

      6.    CONDITIONS PRECEDENT.   This Fifth Amendment shall
  become effective (the "Effective Date") upon the satisfaction of the following conditions precedent:

     (a) This Fifth Amendment shall have been duly executed and delivered by the Borrower and the Bank.

     (b) The Fifth Endorsement shall have been delivered by the Borrower.

     (c) All proceedings required to be taken by the Borrower in connection with the transactions contemplated by this Fifth
  Amendment shall be satisfactory in form and substance to the Bank and its counsel, and the Bank shall have received such counterpart originals or certified or other copies of such documents as the Bank may reasonably request.

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

      (c) This Fifth Amendment shall be binding upon the Borrower, the Bank and their respective successors and assigns and shall inure to the benefit of the Borrower and the Bank.

      (d) This Fifth Amendment may be executed in any number of counterparts. This Fifth Amendment shall be governed by the laws of the State of New Jersey.

      IN WITNESS WHEREOF, the parties hereto have caused this Fifth Amendment to be duly executed and delivered by their proper and duly authorized officers as of the day and year first above written.

  MIDLANTIC BANK, N.A., formerly Midlantic National Bank

                         By: __________________________
                         Title: _______________________

                         NEW JERSEY STEEL CORPORATION

                         By:_________________________
                         Title:______________________



  EXHIBIT A

  FIFTH ENDORSEMENT

  The undersigned, NEW JERSEY STEEL CORPORATION, a Delaware Corporation (the "Borrower") hereby agrees with MIDLANTIC BANK, N.A., formerly Midlantic National Bank, a national banking association (the "Bank") that the Borrower's Revolving Loan Note (Business), dated March 31, 1993 previously amended by an Endorsement, a Second Endorsement, a Third Endorsement and a Fourth Endorsement (as amended the "Note") in the face amount of $20,000,000.00 and payable to the order of the Bank, be and it hereby is amended by providing that the maximum amount available to be borrowed thereunder shall be $17,500,000.00 through the extended maturity of April 30, 1997 (subject further to the provisions of the Agreement limiting availability to the sum of Borrower's Eligible Accounts and Inventory).

      This Fifth Endorsement shall not be deemed to extinguish
  Borrower's obligation under the Note, nor a replacement, substitution or novation thereof, but only serves to modify the Note to provide for the specific amendments to the maximum dollar amount and rate of interest as set forth above.

                         NEW JERSEY STEEL CORPORATION

                         By:_________________________
                         Title:______________________


  FIFTH ENDORSEMENT

  The undersigned, NEW JERSEY STEEL CORPORATION, a Delaware Corporation (the "Borrower") hereby agrees with MIDLANTIC BANK, N.A., formerly Midlantic National Bank, a national banking association (the "Bank") that the Borrower's Revolving Loan Note (Business), dated March 31, 1993 previously amended by an Endorsement, a Second Endorsement, a Third Endorsement and a Fourth Endorsement (as amended the "Note") in the face amount of $20,000,000.00 and payable to the order of the Bank, be and it hereby is amended by providing that the maximum amount available to be borrowed thereunder shall be $17,500,000.00 through the extended maturity of April 30, 1997 (subject further to the provisions of the Agreement limiting availability to the sum of Borrower's Eligible Accounts and Inventory).

      This Fifth Endorsement shall not be deemed to extinguish
  Borrower's obligation under the Note, nor a replacement, substitution or novation thereof, but only serves to modify the Note to provide for the specific amendments to the maximum dollar amount and rate of interest as set forth above.

                         NEW JERSEY STEEL CORPORATION

                         By:_________________________
                         Title:______________________



  FIFTH AMENDMENT TO REVOLVING LOAN AND SECURITY AGREEMENT
  AND REVOLVING LOAN NOTE (BUSINESS)

     This Fifth Amendment, dated as of August ____, 1995 (this
  "Amendment"), is entered into between NEW JERSEY STEEL
  CORPORATION (the "Borrower") and MIDLANTIC BANK, N.A., formerly
  Midlantic National Bank (the "Bank").

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

  C. The Borrower and the Bank heretofore amended the Loan Agreement and the Note as set forth in an Amendment to Revolving Loan and Security Agreement and Revolving Loan Note (Business) dated as of April 12, 1994 (the "First Amendment"), by a Second Amendment to Revolving Loan and Security Agreement and Revolving Loan Note (Business) dated as of May 31, 1994 (the "Second Amendment"), by a Third Amendment to Revolving Loan and Security Agreement and Revolving Loan Note (Business) dated as of December 31, 1994 (the "Third Amendment") and by a Fourth Amendment to Revolving Loan and Security Agreement and Revolving Loan Note (Business) dated as of May 12, 1995 (the "Fourth Amendment").

  D.    The Borrower and the Bank wish to further amend the Loan
  Agreement and the Note as set forth in this Fifth Amendment.

  E. Now, therefore, in consideration of the premises and the mutual agreements contained herein, the parties agree to amend the Loan Agreement and the Note on the following terms and conditions.

  1.    DEFINED TERMS.   Unless otherwise defined in this
  Amendment, terms defined in the Loan Agreement shall be used herein with their defined meanings.

  2.    FIFTH AMENDMENT TO LOAN AGREEMENT.   The Loan Agreement is
  further amended by:

     (a) Section 1.01. The Loans is deemed amended to delete the reference therein to $20,000,000.00 and substitute therefor the sum $17,500,000.00 to remain effective through the new maturity date, to wit: April 30, 1997. Notwithstanding the aforesaid limit as to maximum amount which may be borrowed, availability shall be further limited as follows: the maximum which may be borrowed at any given time shall be the lesser of
  (x) the sum of 80% of Borrower's eligible Accounts (defined as those Accounts under 90 days) plus 50% of Borrower's Inventory, applying such borrowing base both to this loan and to the amount outstanding from time to time under the term loan to be described more fully below; or (y) the maximum dollar amount as listed above.

     (b) Section 1.02. Interest and Repayment is deemed amended to provide that the Note referred to therein shall be the original Note as amended by the Fifth Endorsement of even date more particularly described below.


     (c)  Cross-Default/Cross-Collateralization With Term Loan.

          Contemporaneously herewith, the Borrower is obtaining from the Bank a term loan in principal amount of $7,500,000 having a five-year term maturing December 31, 2000 (the "Term Loan"). All documentation for the Term Loan shall provide that the same is cross-defaulted and cross-collateralized with the revolving loan evidenced by this Fifth Amendment (as the same may be further amended from time to time, the "Revolving Loan"); the Borrower and Bank hereby agree that the Revolving Loan shall be cross-defaulted and cross-collateralized with the Term Loan. In addition, as stated in "b" immediately above, maximum availability under both the Revolving Loan and the Term Loan shall be computed by application the borrowing base to both facilities.

     (d)  Permission for Granting Mortgage or Other Lien on
  Keasby Premises.

          Notwithstanding any contrary provision contained in the Loan Documents, Bank hereby agrees that Borrower be permitted to grant a mortgage or other lien in an amount up to $6,000,000 on its Keasby Premises. All other negative covenants contained in the Loan Documents prohibiting the granting of liens, etc. shall otherwise remain in full force and effect.

     3.    NOTE.   The Borrower and the Bank hereby agree that
  each reference to the "note" in the Loan Agreement and any document referred to therein shall refer to the Note as amended by the Fifth Endorsement in the form of Exhibit A (the "Fifth Endorsement").

     4.    REPRESENTATIONS AND WARRANTIES.   In order to induce
  the Bank to enter into this Fifth Amendment, the Borrower hereby represents and warrants to the Bank as follows:

  (a)   The representations and warranties contained in Section
  4.01 of the Loan Agreement except as modified by any earlier amendment are true and correct on and as of the date of this Fifth Amendment and, upon the Effective Date hereof and after giving effect hereto, no Event of Default or unmatured Event of Default will be in existence or will occur as a result of giving effect hereto.

  (b)   The execution, delivery and performance of this Fifth
  Amendment and the Fifth Endorsement will not violate any provision of any law or regulation, or of any writ or decree of any court or governmental instrumentality, or of the Borrower's articles of incorporation or by-laws.

  (c) The Borrower has the power to execute, deliver and perform this Fifth Amendment and the Fifth Endorsement and has taken all necessary corporate action to authorize the execution, delivery and performance of this Fifth Amendment and the Fifth Endorsement and the performance of the Loan Agreement and the note as amended thereby.

  (d) The execution, delivery and performance of this Fifth Amendment and the Fifth Endorsement does not require the consent of any other party or the consent, license, approval or authorization of, or registration or declaration with, any governmental body, authority, bureau or agency and this Fifth Amendment and the Fifth Endorsement and the Loan Agreement and the Note as amended by the Fifth Amendment and the Fifth Endorsement, constitute valid obligations of the Borrower, legally binding upon it and enforceable in accordance with its terms, subject to bankruptcy, insolvency, reorganization and other laws of general applicability relating to or affecting creditor's rights.

  5.    COLLATERAL DOCUMENTS.   The Borrower and the Bank agree
  that the Note and any loans evidenced thereby, shall continue to be secured by any Collateral previously granted.

  6.    CONDITIONS PRECEDENT.   This Fifth Amendment shall become
  effective (the "Effective Date") upon the satisfaction of the following conditions precedent:

     (a) This Fifth Amendment shall have been duly executed and delivered by the Borrower and the Bank.

     (b) The Fifth Endorsement shall have been delivered by the Borrower.

     (c) All proceedings required to be taken by the Borrower in connection with the transactions contemplated by this Fifth
  Amendment shall be satisfactory in form and substance to the Bank and its counsel, and the Bank shall have received such counterpart originals or certified or other copies of such documents as the Bank may reasonably request.

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

  (c) This Fifth Amendment shall be binding upon the Borrower, the Bank and their respective successors and assigns and shall inure to the benefit of the Borrower and the Bank.

  (d) This Fifth Amendment may be executed in any number of counterparts. This Fifth Amendment shall be governed by the laws of the State of New Jersey.

  IN WITNESS WHEREOF, the parties hereto have caused this Fifth
  Amendment to be duly executed and delivered by their proper and duly authorized officers as of the day and year first above written.

  MIDLANTIC BANK, N.A., formerly Midlantic National Bank

                         By: __________________________
                         Title: _______________________

                         NEW JERSEY STEEL CORPORATION

                         By:_________________________
                         Title:______________________


  EXHIBIT A

  FIFTH ENDORSEMENT

  The undersigned, NEW JERSEY STEEL CORPORATION, a Delaware Corporation (the "Borrower") hereby agrees with MIDLANTIC BANK, N.A., formerly Midlantic National Bank, a national banking association (the "Bank") that the Borrower's Revolving Loan Note (Business), dated March 31, 1993 previously amended by an Endorsement, a Second Endorsement, a Third Endorsement and a Fourth Endorsement (as amended the "Note") in the face amount of $20,000,000.00 and payable to the order of the Bank, be and it hereby is amended by providing that the maximum amount available to be borrowed thereunder shall be $17,500,000.00 through the extended maturity of April 30, 1997 (subject further to the provisions of the Agreement limiting availability to the sum of Borrower's Eligible Accounts and Inventory).

  This Fifth Endorsement shall not be deemed to extinguish
  Borrower's obligation under the Note, nor a replacement, substitution or novation thereof, but only serves to modify the Note to provide for the specific amendments to the maximum dollar amount and rate of interest as set forth above.

                         NEW JERSEY STEEL CORPORATION

                         By:_________________________
                         Title:______________________

  FIFTH ENDORSEMENT

  The undersigned, NEW JERSEY STEEL CORPORATION, a Delaware Corporation (the "Borrower") hereby agrees with MIDLANTIC BANK, N.A., formerly Midlantic National Bank, a national banking association (the "Bank") that the Borrower's Revolving Loan Note (Business), dated March 31, 1993 previously amended by an Endorsement, a Second Endorsement, a Third Endorsement and a Fourth Endorsement (as amended the "Note") in the face amount of $20,000,000.00 and payable to the order of the Bank, be and it hereby is amended by providing that the maximum amount available to be borrowed thereunder shall be $17,500,000.00 through the extended maturity of April 30, 1997 (subject further to the provisions of the Agreement limiting availability to the sum of Borrower's Eligible Accounts and Inventory).

  This Fifth Endorsement shall not be deemed to extinguish
  Borrower's obligation under the Note, nor a replacement, substitution or novation thereof, but only serves to modify the Note to provide for the specific amendments to the maximum dollar amount and rate of interest as set forth above.

                         NEW JERSEY STEEL CORPORATION

                         By:_________________________
                         Title:______________________