Form 10-K
period 1995-11-30
NEW JERSEY STEEL CORP
filed 1996-02-28
CIK 812310

FORM 10-K

                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

(Mark one)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended      November 30, 1995
                          -----------------------------

                                  OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                to
                               ---------------    ---------------

Commission file number:  0-15838

                     NEW JERSEY STEEL CORPORATION
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)

            Delaware                              22-2137967
 --------------------------------      --------------------------------
(State or other jurisdiction of        (IRS Employer Identification No.)
 incorporation or organization)

 North Crossman Road, Sayreville, New Jersey             08872
---------------------------------------------    --------------------
  (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (908) 721-6600

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

              Yes [ X ]                     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.  [   ]

Aggregate market value of voting stock held by nonaffiliates:
$20,020,688 based on the last sales price of such common stock on February 14, 1996 as reported on the NASDAQ National Market System.

Number of shares of Common Stock, par value $.01 per share, outstanding at February 14, 1996: 5,920,500.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                             PART I

Item 1.  Business

General

    New Jersey Steel Corporation (the "Company") is a Delaware corporation which, in 1978, succeeded to the businesses of New Jersey Steel and Structural Corporation, founded in 1967, Capitol Steel Corporation and Fireproof Products Co., Inc. The Company produces steel and steel products, principally concrete reinforcing bar, used in the construction industry. The Company is the largest producer of rebar in the northeastern United States. The Company owns and operates a mini-mill in Sayreville, New Jersey (the "Sayreville Mill"), which produces rebar and related steel products, and a rebar fabrication facility located in Bowie, Maryland (the "Bowie Fabrication Facility"), which cuts and bends rebar. In January 1996, the Company announced its intention to close the fabrication operation located in Bowie.

    The Sayreville Mill consists of an electric arc furnace employing the "CONSTEEL" continuous scrap feed process, a continuous caster, a rolling mill, a pollution control system and related infrastructure and support equipment. In its production process, the Company's electric arc furnace melts scrap steel and casts the resulting molten steel into bars approximately 4-1/2 inches square that are cut into approximately 24-foot long bars called "billets," which are then reheated and rolled into rebar and, to a substantially lesser extent, other merchant bar products.

Modernization Program

    In 1993, the Company began implementation of a $49 million modernization program to upgrade equipment, improve operating efficiency and expand melt shop capacity. In the first half of 1994, the Company rebuilt its melt shop and installed a new production technology known as the Consteel process. The Consteel process continuously feeds steel scrap preheated by flue gases into the furnace through a side opening. The Consteel process specifications indicated reduced electricity usage in the melt process and reduced generation of dust.

    Other major elements of the program included a ladle furnace, a pollution control system, upgraded infrastructure, including water and electrical distribution systems, and a new continuous casting machine, which is expected to be installed during the second quarter of 1996. The Company believes that as a result of the modernization program it will ultimately achieve cost savings from reduced power and electrode consumption as well as decreased labor, maintenance and dust disposal costs. In the twenty months since its installation, the Company has continued to experience operating problems and an unacceptable level of production stoppages related to the new equipment. While the Company hopes to eventually achieve the full anticipated benefit from the Consteel process, the experience to date has not been up to expectations.

    Rebar is a bar of steel used to increase the strength of poured concrete. Reinforced concrete is produced when poured concrete is formed with rebar embedded in it. Rebar is manufactured with a ribbed surface which allows concrete to adhere to the rebar, giving reinforced concrete the tensile strength of the rebar and the compression and shear resistance of concrete. Reinforced concrete is used in the construction of highways, bridges, sewage and water treatment plants, buildings, subways, tunnels, dams and other public works. Rebar is manufactured by the Company to standard specification and ranges in diameter from 3/8" to 1-3/8". The Company also produces merchant bar which currently consists of rounds, squares and hand rail.

    The Company primarily markets rebar in the northeastern United States, which includes New York, New Jersey, Pennsylvania, Maryland, Delaware, Washington D.C. and New England. The Company is the only significant producer of rebar with a manufacturing facility located in the northeastern United States. The Company's facilities are strategically located near its important market areas of Boston, Philadelphia, New York and Washington, D.C. enabling the Company to benefit from lower transportation costs in these markets as compared with competitors who must ship rebar longer distances to serve such markets.

    The Company is engaged in only one industry segment, the ownership and operation of a mini-mill and a fabrication facility. In January 1996, the Company announced its intention to shut down its fabrication facility.

Manufacturing Operations

    The Sayreville Mill utilizes iron and steel scrap to produce rebar and a limited range of other steel products. The
Sayreville Mill was built in 1971, and has been expanded and upgraded continually over the years. The Sayreville Mill consists of the electric arc furnace, a continuous caster, a rolling mill, a pollution control system and related infrastructure and support equipment.

    The Company's steel production commences with the melting of scrap in the electric arc furnace. The molten metal is then funneled into the continuous caster from which it emerges as continuous strands of steel approximately 4-1/2 inches square that are cut into approximately 24 foot long billets. The billets are then reheated to approximately 2300 degrees F, and fed through a series of rollers which reduce their size and shape them into the finished rebar or merchant bar. These products emerge from the rolling mill, are allowed to cool uniformly on the cooling bed and are then cut to standard lengths. The
Company on occasion has purchased small amounts of billets from outside suppliers to fully utilize the capacity of the rolling mill. However, as a result of the modernization program, the Company's melt shop capacity will exceed the capacity of the rolling mill. In late 1995, the Company entered into two contracts providing for the sale of billets to customers. The contracts provide for sales of between approximately 4,000 and 20,000 tons per month at prices tied to the Company's scrap costs. The Company has exercised its right to terminate one of the contracts, covering up to 10,000 tons per month, which termination will become effective August 1996. The other contract runs through March 31, 1997. Because of the nature of the customers' businesses, the Company anticipates that sales pursuant to these contracts will be at or below the lower end of the contracted range.

    The Bowie Fabrication Facility cuts, bends and shapes the rebar and other steel products to meet customer specifications.
From time to time, the Company may purchase rebar for its fabrication operations from outside sources.

    The Company spent approximately $14,634,000 in Fiscal 1995 on capital expenditures. These expenditures were incurred primarily in connection with the melt shop modernization program.

Customers and Marketing

    The Company's customers are primarily fabricators and steel service centers. During Fiscal 1995, sales to the Company's top three customers accounted, respectively, for 17%, 13%, and 12% of the Company's net sales. Due to the commodity nature of rebar and the fact that regional demand is closely related to levels of activity in the construction industry, the Company does not believe that the loss of any significant customer of the Company would have a material adverse effect on the Company.

    Substantially all of the Company's sales are made through its own sales force. The Company maintains finished products in inventory based on historical patterns of usage in order to offer immediate shipment to customers whenever possible. The Company transports its products by common carrier, truck, rail and water transportation. The Sayreville Mill is served by an on site railroad siding.

    The Company's normal operations are subject to a seasonal period of reduced sales during November through January, when winter weather impacts the construction market for rebar. To partially offset such seasonal effects, the Company markets rebar to Caribbean markets and to the mining industry. During the winter, the Company generally operates the Sayreville Mill at full capacity to build inventory, which is sold during the balance of the year. These increased inventory levels have historically been funded by cash generated by operations and available bank borrowings.

    The commodity nature of the mill rebar market is generally not characteristic of a long lead time order cycle. Orders are generally filled within 45 days and are cancelable. The Company's management does not believe, based upon prior experience, that backlog is a significant factor in the Company's business.

Competition and Other Market Factors

    Construction Industry. Demand for the Company's principal product, rebar, is closely related to levels of construction activity in the Company's market area. The level of construction activity in the Company's market depends on a variety of economic and political factors, including the general level of economic activity, interest rates, the availability of financing, population trends and government policy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

    Competition. The Company experiences substantial competition in the sale of its products from a number of domestic companies in its geographic markets, including Birmingham Steel Corporation (Kankakee, Illinois), Florida Steel Corporation (Charlotte, North Carolina) and Auburn Steel Corporation (Syracuse, New York).
With the exception of Auburn Steel Corporation, which, although a rebar producer, primarily produces merchant bar, there are no rebar manufacturers located in the northeastern United States other than the Company. The mini-mill steel industry currently has excess production capacity, which has resulted in competitive product pricing and pressure on industry profit margins. The high fixed costs of operating a mini-mill encourages mill operators to maintain high levels of output even during periods of reduced demand, which exacerbates the pressures on profit margins. In this environment, efficient production and cost controls are important to mini-mill steel producers. Competing companies in the industry may have more capital and substantially greater manufacturing, marketing and human resources capabilities and may constitute significant long-term competition.

    Rebar. The Company is a major seller of rebar in the northeastern United States market. Rebar and merchant bar are commodity steel products, making price the primary competitive factor. Additional important competitive factors governing the sale of rebar are product availability, quality and mill location. Due to the high cost of freight relative to the value of the Company's steel products, competition from any one non-regional producer is limited; and rebar deliveries are generally concentrated within a 300 mile radius of a mini-mill, while merchant bar deliveries are generally concentrated within a 500 mile radius. Except in unusual circumstances, the customer's delivery expense is limited to freight charges from the nearest competitive mini-mill and any incremental freight charges must be absorbed by the supplier. The rebar market is highly competitive.

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

    Domestic Overcapacity. The domestic steel industry is characterized by overcapacity. The Company believes, however, that its geographic location, production costs, and the low selling price of rebar relative to other steel products insulate it, to a certain extent, from the competitive effects of this overcapacity.

    Seasonality. The Company's normal operations are subject to a seasonal period of reduced sales during November through January, when winter weather impacts the construction market for rebar. To partially offset such seasonal effects, the Company markets rebar to Caribbean markets and to the mining industry. During the winter, the Company generally operates the Sayreville Mill at full capacity to build inventory, which is sold during the balance of the year.

    Backlog. The commodity nature of the mill rebar market is generally not characteristic of a long lead time order cycle. Orders are generally filled within 45 days and are cancelable. The Company does not believe backlog is a significant factor in its business.

Raw Materials

    The principal raw material used in the Company's mini-mill is scrap steel derived from, among other sources, junked automobiles, machines, railroad cars and track materials, and demolition scrap from bridges and other obsolete structures. The purchase of scrap steel is highly competitive and its price is subject to market conditions largely beyond the control of the Company. Fluctuations in the supply and demand for scrap may result in increased prices and production costs. Prior to the Consteel process, the Company had historically maintained up to 40 days of scrap inventory on hand. Concurrent with the installation of the Consteel process, the Company has reduced its scrap inventory levels and will maintain up to approximately 20 days of scrap on hand.

    The Company purchases scrap through outside brokers, principally Tube City Iron and Metal Company, through which the Company purchased approximately 98% of its total scrap purchases in fiscal 1995. The Company believes that adequate sources of the scrap and other raw materials it uses are readily available.

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

Employees

    As of November 30, 1995, the Company employed 332 people, none of whom are parties to collective bargaining agreements with the Company.

Environmental and Regulatory Matters

    The Company's mill is classified, in the same manner as similar steel mills in the industry, as generating hazardous waste due to the production of dust that contains lead, cadmium and chromium. The Company collects the dust resulting from its melting operation through an emissions control system and disposes of it through a waste recycling firm.

    In September 1994, the New Jersey Department of Environmental Protection (the "NJDEP") issued a "Permit to Construct, Install or Alter Control Apparatus or Equipment" and "Temporary Certificate to Operate Control Apparatus or Equipment" and "Prevention of Significant Deterioration Permit" (the "Permit") to the Company. The Permit authorizes the Company to complete the modernization of the Sayreville Mill, contains a temporary operating permit and directs that the testing required for issuance for a five-year certificate to operate be performed by March 8, 1996. A Continuous Emissions Monitoring System ("CEMS") has been installed and is in operation at the plant as part of the melt shop modernization program. The permitted emissions levels contained in the Permit were based, among other things, on the Consteel system manufacturer's claims regarding performance of the system. As a result, the Company believed that, following the melt shop modernization, the Company's emissions would comply with the emissions standards contained in the Permit. However, as a result of the failure to date of the Consteel system to perform to expectations, the Sayreville Mill is emitting at least two criteria air pollutants at levels in excess of those contained in the Permit. The Company believes that it will be required to apply to the NJDEP for a modification to its permit to increase the permitted levels of such criteria air pollutants. Until such time as a new permit is issued, the Company may be in technical violation of its permitted emissions levels and, as a consequence, subject to fines and penalties the amounts of which are subject to the discretion of the NJDEP. The Company believes the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations.

    Other than the foregoing, management believes the Company is in compliance in all material respects with applicable environmental requirements. Management does not anticipate any substantial increase in its costs for environmental remediation or that such costs will have adverse effect on the Company's competitive position, operations or results.

    The Company has been notified that the Trial Lawyers for Public Justice, P.C., on behalf of the Natural Resources Defense Council and the Public Interest Research Group of New Jersey, intends to bring an action against the Company alleging that the air emissions from the Company's electric arc furnace violated and continue to violate Section 304(a) and (f) of the Clean Air Act (42 U.S.C. ss 7604 et seq.). This claim, if made, would relate to the excess emissions of the criteria air pollutants referred to above.

    On June 7, 1994, the United States Environmental Protection
Agency (the "USEPA") issued a Notice of Violation ("NOV") to the
Company (IN THE MATTER OF NEW JERSEY STEEL CORPORATION, Index No.
A-94-131, United States Environmental protection Agency, Region
II) claiming violation of the New Jersey State Implementation
Plan because a "major modification" was commenced without a required permit from NJDEP. That permit was issued by the NJDEP on September 7, 1994. Since the Company acted in accordance with an understanding with the NJDEP, it believes that no violation of the New Jersey State Implementation Plan occurred. There have been no further proceedings under the NOV, although there can be no assurances that USEPA will not assess penalties resulting from the NOV. The Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations.

    Total expenditures incurred by the Company in Fiscal 1995 in relation to environmental matters was approximately $0.9 million.

Power Contract

    On September 22, 1992, the State of New Jersey Board of Regulatory Commissioners approved a revised tariff for electrical service provided by the Company's electric utility, Jersey Central Power & Light, which decreased the rate charged for service to the Sayreville Mill. A portion of the power savings became effective September 25, 1992. The balance of the revised tariff was implemented, retroactive to April 1, 1994, upon the Company's having met the $25 million minimum capital spending threshold required by the tariff.

Item 2.  Properties

    The Company owns approximately 116.5 acres of real estate in Sayreville, New Jersey, upon which are located its steel mill, its executive offices, epoxy plant, training, storage and repair facilities. The Company owns approximately 8.5 acres in Bowie, Maryland, on which its fabrication facility is located. The Company also owns 27 acres in Keasbey, New Jersey, which has buildings and dock facilities. The Sayreville property is generally fully utilized and is suitable for its use in the Company's business. In December 1995, the Company's board of directors approved the closure of the Company's fabrication operations located in Bowie. The Company intends to sell the property.

    The Company rents out a portion of the Keasbey property and receives rental income. The rental income declined in 1994 and 1995. This decline was a result of the bankruptcy of the property's largest tenant, AJ Ross Logistics, Inc., in November 1993, causing an inability on the part of the Company to re-lease the property during the bankruptcy proceeding. The October 1994 agreement with International Metals Acquisition Corporation ("IMAC") regarding the sale of the Company to IMAC limited the leasing options of the Company. IMAC, a leveraged buyer, intended to sell the Keasbey property and did not want the property encumbered with a long-term lease. That agreement was terminated in February 1995. Except for the dock facility, the Keasbey property is not utilized in the Company's business. The Company is currently seeking tenants and exploring options for the sale of the property.

    The following table lists the Company's real property and production facilities all of which are owned by the Company:

                                                          Square
Facility           Utilization                            Footage
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

Item 3.  Legal Proceedings; Other Matters

    The Company and Von Roll Holding Ltd. ("Von Roll") are defendants in an action entitled GARY LUTIN v. NEW JERSEY STEEL
CORPORATION, VON ROLL LTD., a/k/a VON ROLL A.G., AND UNKNOWN
PARTIES 1-10, currently pending in the United States District
Court for the Southern District of New York (Case No. 93 CIV.
6612).  The action was originally brought against Excel Mining
Systems, Inc., Bruce A. Cassidy and Frederick B. Munson and involved allegations that the defendants had conspired to destroy the mine roof bolt business of Advanced Mining Systems, Inc. The original complaint sought damages in excess of $12,000,000. In
1992, the Company and Von Roll were added as additional parties.
The action was subsequently removed to federal court and transferred to the Southern District of New York. A motion to dismiss the Company and Von Roll has been pending, undecided, for several years. In 1994, in connection with the settlement of an unrelated action, the original defendants were dropped as defendants in this action. In June 1995, the plaintiff moved to serve an amended complaint which restated the claims from the original action as claims under the federal RICO statute and related state laws, and to add various officers and directors of the Company as defendants. This motion is currently pending.
Shortly thereafter, plaintiff filed a new action in the United
States District Court for the Southern District of New York against the Company, Von Roll and various directors and officers of the Company, entitled GARY LUTIN v. NEW JERSEY STEEL
CORPORATION, VON ROLL LTD. a/k/a VON ROLL A.G., WALTER H. BEEBE,
HEINZ FRECH, H. GEORG HAHNLOSER, HARVEY L. KARP., ROBERT J.
PASQUARELLI, THOMAS W. JACKSON, PAUL ROIK AND UNKNOWN PARTIES 10-19 (Case No. 95 CIV 4965). This action is based on the same facts and seeks unspecified damages which plaintiff claims to be in excess of $50,000,000.
The Company has made a motion for an order dismissing the complaint and for summary judgment in the new action. The Company believes, based on the advice of its legal counsel, that plaintiff's claims are without merit.

    In March 1994, Novo-Plez SA ("NOVO") and NASCO Brokers, Inc. ("NASCO") (Novo and NASCO, collectively the "Claimants"), steel brokers, commenced an arbitration against the Company in the International Court of Arbitration of the International Chamber of Commerce (the "Swiss Arbitration"). The Claimants seek $721,000 in damages for steel purchased from the Company which the Claimants assert was of inferior quality. Claimants have reserved the right to assert a claim for an additional $8,700,000 in incidental and consequential damages. The Company filed an answer to the petition on May 2, 1994, in which it stated that the steel billets fully conformed to the specifications provided for in the contracts. All arbitration hearings have been completed and the parties are awaiting the decision of the arbitrator. While arbitration always involves risk, based on the advice of legal counsel, management believes that the Company will prevail in a successful defense against these claims.

    Egyptian Metals Company ("EMC"), the customer of the Claimants in the Swiss Arbitration, and its broker have attempted to pursue a related claim before the "Tribunal de Commerce" in Paris, France (the "Paris Action"), alleging that the Company was liable to it for the sale of the defective billets. EMC claimed damages of $2,121,000 and an additional claim for payment of FF100,000 under the French Code of Civil Procedure. Management believes that the Company is not liable to EMC for any damages.
The Company has not entered an appearance in the Paris Action as, based upon the advice of legal counsel, management believes that the French court is without jurisdiction over the Company and that the litigation will ultimately be dismissed or, if judgment is in fact entered, the Company will have meritorious defenses against the enforceability of the judgement.


    In February 1995, EMC commenced an action against the Company, Novo and NASCO in the United States District Court for the District of New Jersey (Case No. CIV. 95 823 (DRD)) based on the same transactions as the Paris Action and the Swiss Arbitration seeking damages against the three defendants individually in the amount of $5,050,000. Novo and NASCO were dismissed as defendants by stipulation in August 1995. The action is in the early discovery stages. The Company believes, based on advice of counsel, that the Company will ultimately prevail in the defense of these claims.

    In November 1993, AJ Ross Logistics, Inc. ("AJ Ross") filed a petition under Chapter 11 of the United States Bankruptcy Code. AJ Ross was a significant customer of the Company and the Company received in excess of $5.6 million in payments on trade receivables from AJ Ross in the year immediately preceding the filing of the Chapter 11 petition. The AJ Ross case has been converted to Chapter 7 and the Trustee in bankruptcy is seeking $87,000 from the Company on the grounds that such portion of the $5.6 million in payments constituted a voidable preference under the Bankruptcy Code. The Company is contesting the Trustee's claim and the matter is under negotiation.

    In a letter dated July 7, 1994, the staff of the Securities and Exchange Commission informed the Company that it is conducting a private inquiry into whether there have been violations of the federal securities laws. The staff requested that the Company provide it with all documents concerning its investments in AJ Ross and the modernization program. The staff letter states that its request for documents should not be construed as an indication by the Commission or its staff that any violations of law have occurred, nor should it be considered a reflection upon any person, entity or security. The Company is cooperating with the staff and, in August 1994, provided the requested documents. There have been no further developments in this matter since August of 1994. See "Certain Relationships and Related Transactions."

    From time to time the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Such claims against the Company are generally covered by insurance. There can be no assurance that insurance, including product liability insurance, will be available in the future at reasonable rates.


Item 4.  Submission of Matter to a
         Vote of Security Holders

    Not applicable.

                             PART II


Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters

    The Company's Common Stock is traded on the NASDAQ National Market System under the symbol NJST. On February 8, 1996, there were approximately 1,521 holders of record of the Company's Common Stock. The Company is not currently paying dividends and has not paid cash dividends since 1991. The Company periodically reviews reinstating the cash dividend but it has no present intention to do so. The range of high and low closing sale prices of the Common Stock for the last two fiscal years by quarter is presented below:

           FIRST         SECOND          THIRD        FOURTH
        HIGH   LOW    HIGH    LOW     HIGH   LOW    HIGH    LOW
FISCAL
 1995   14-3/4 12-5/8 12-3/4  11-3/4  12-1/4  9-3/4 10-1/2  9-1/4

FISCAL
 1994   19-1/4 14-1/2 19-1/4  16-3/4  17-3/4 15-1/2 17-1/2 15-1/2

Item 6.  Selected Financial Data.

    The selected financial data shown below for the five year period ended November 30, 1995 should be read in conjunction with the Consolidated Financial Statements and related Notes thereto which are included elsewhere in this Report.

                                         Year Ended November 30
                          1995       1994      1993      1992       1991

                          (Dollars In thousands, except per share data)
STATEMENT OF OPERATIONS
  DATA
Net Sales              $137,236  $137,755  $119,462  $111,746   $120,059
Gross profit              7,983     9,022     7,129     7,159      1,191
Earnings (loss)
 before
 extraordinary
 credit and
 cumulative
 effect of
 change in
 accounting
 for income taxes           705     2,599    (3,702)     697     (3,868)
Net earnings (loss)(1)      705     2,599     1,198    2,064     (3,868)

PER SHARE DATA (2)
Earnings (loss)
 before
 extraordinary
 credit and
 cumulative effect
 of change in
 accounting
 for income taxes          $.12      $.44    $(.63)     $.12     $(.66)
Net earnings (loss)        $.12       .44      .20       .35      (.66)
Cash dividends declared       -         -        -         -       .45

BALANCE SHEET DATA
Working capital         $ 3,030   $ 3,656  $ 18,126 $ 34,249  $ 32,430
Total assets            146,243   136,236   113,306  105,515   100,092
Long-term debt (incl-
uding current portion)   19,400    10,536         -        -         -
Total stockholders'
 equity                  90,321    89,450    86,623   85,425    83,310

------------------
<F1>
(1) The Company adopted the provisions of Statement of Financial
    Accounting Standards No. 109 "Accounting for Income Taxes"
    effective December 1, 1992.  The cumulative effect of this change in accounting for income taxes was a credit of $4,900 in fiscal 1993.

<F2>
(2) The weighted average number of shares of common stock and common stock equivalents where applicable is approximately
    5,903,000, 5,883,000, 5,874,000, 5,868,000 and 5,858,000
    shares for the years ended November 30, 1995, 1994, 1993, 1992, and 1991, respectively.
[/FN]

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

General

    The steel industry is cyclical in nature. The Company's sales are primarily derived from products sold to the construction industry, which also has been cyclical and directly affected by, among other things, the level of consumer confidence and prevailing economic conditions.

    Substantially all of the Company's revenues are comprised of rebar sales. Rebar is a commodity the price of which is determined by supply and demand. Supply, i.e., rebar production capacity, is fairly constant. Demand is determined, in large part, by levels of activity in the construction industry. The principal variable in production costs is the cost of scrap steel.
Scrap is also a commodity the price of which is determined by supply and demand. Scrap supply is fairly constant and demand for scrap is influenced by the level of activity in the worldwide steel industry. In conjunction with the modernization program, the Company also negotiated a reduced long-term electricity tariff with its electricity supplier and power rates are expected to remain fairly stable in the foreseeable future.

    Scrap steel is the principal raw material used in the Company's products and accounted for approximately 44% of the Company's total cost of product sold in fiscal 1995. Scrap demand, and therefore scrap prices, are affected by cyclical, seasonal and other market factors. These fluctuations in scrap prices affect the Company's revenues, costs and earnings.

    The Company began the modernization program in 1993 designed to increase its melt shop capacity and reduce operating costs.
The major elements of the modernization program include upgrading equipment, the installation of a new production technology known as the Consteel process and a new continuous casting machine.
Each of the elements of the modernization program have been completed with the exception of the installation of a new continuous casting machine, which is scheduled to be installed in the second quarter of fiscal 1996.

    Management believes that the combination of the electric rate reductions and the installation of the Consteel process will result in reduced power costs per ton of steel. The manufacturer's specifications for the Consteel process indicate a reduction in power consumption (at production levels of 90 tons per hour, the anticipated normal production level). In addition, the manufacturer's specifications for the Consteel process indicate a reduction in electrode usage. The Company also expects its maintenance costs, dust disposal costs, and other materials costs to be reduced. Management believes that the aggregate of these savings, assuming the Consteel process performs up to expectations, should be approximately $25.00 per ton of steel produced as compared to 1992 levels. However, the Company has not yet achieved consistent production levels of 90 tons per hour using the Consteel process. Production levels for fiscal 1995 averaged approximately 79 tons per hour. Until such time as the Company is able to realize production levels of around 90 tons per hour, it will not fully achieve the cost savings anticipated from the installation of the Consteel process, and may, depending on the actual production levels achieved, suffer an adverse impact on profitability.

    The Company is not aware of any material remediation contingencies associated with the real estate or industrial facilities owned and operated by it. The Sayreville Mill operates pursuant to permits issued by various regulatory agencies, including the NJDEP. Should the respective regulatory agencies impose substantially more restrictive operating conditions on renewal of the permits, the Company's operations could be substantially and adversely affected. See "Business -
Environmental and Regulatory Matters".

Results of Operations

    The following table sets forth for the periods indicated the relative percentages selected items in the Consolidated Statements of Operations bear to net sales:

                                     Year Ended November 30,
                                  1995            1994              1993
Net Sales                          100%            100%              100%
Gross Profit                       5.8             6.5               6.0

Selling, General &
 Administrative Expenses           5.2             5.0               9.8

Other (Expense) Income            (0.4)            0.4               0.7

Earnings (Loss) Before Equity
 in Operations of Investee and
 Cumulative Effect of Change in
 Accounting for Income Taxes        .2             1.9             (3.1)

Equity in Operations of Investee    .3              --               --

Earnings (Loss) Before Cumulative
 Effect of Change in Accounting
 for Income Taxes                   .5             1.9            (3.1)

Cumulative Effect of Change in
 Accounting for Income Taxes        --              --             4.1

Net Earnings                        .5             1.9             1.0


Year ended November 30, 1995 compared
to the year ended November 30, 1994

     Net sales for the fiscal year ended November 30, 1995, remained flat at $137,236,000 as compared to $137,755,000 for the 1994 fiscal year, reflecting a 2% decline in shipment levels and a small increase in selling prices. Annual shipment levels for fiscal 1995 were 439,000 tons, as compared to 446,000 tons in fiscal 1994. While rebar prices remained flat year to year, overall pricing edged up slightly because of higher epoxy pricing and a higher mix of merchant bar. Rebar pricing remained strong during the first half of fiscal 1995, but experienced a deep decline during the second half of the year. This decline reflected aggressive price discounting by mills in response to high inventory levels at both mill and customer locations. Overall average selling prices rose to $313 per ton in fiscal 1995 from $309 per ton in fiscal 1994.

     Gross profit margin decreased to 5.8% in the 1995 fiscal year from 6.5% in 1994. The decrease in gross profit margins in 1995 resulted from higher average scrap costs, higher other material costs and higher depreciation charges. Average scrap costs increased to $113 per ton in fiscal 1995 from $104 per ton in fiscal 1994. These negative factors were partially offset by the benefit of slightly higher selling prices in 1995.

     Selling, general and administrative expense increased
$168,000 to $7,165,000 in fiscal 1995 from $6,997,000 in 1994.
This increase in 1995 was primarily the result of increased legal and consulting fees which were offset by decreases in other various expense categories.

     Total other income (expense) for the 1995 fiscal year decreased $1,152,000 to $578,000 of expense from $574,000 of income in fiscal 1994. This was primarily the result of an increase in interest expense of $676,000 and a decrease in rental income of $380,000.

     The Company's equity in operations of investee contributed
$465,000 to earnings for the 1995 fiscal year.

Year ended November 30, 1994 compared
to the year ended November 30, 1993

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

Liquidity and Capital Resources

    As of November 30, 1995, the Company had cash and cash equivalents of $61,000 and total outstanding indebtedness of $11.9 million under a bank revolving credit facility with a current maximum of $17,500,000. The credit facility is secured by accounts receivable and inventory and expires in April 1997. The Company also has a five year term loan in the amount of $7,500,000 with a maturity date of December 31, 2000. Principal payments under the term loan are due in quarterly installments of $375,000 beginning March 31, 1996. The Company's debt policy from its initial public offering in 1987 through 1993 was to minimize borrowings. Consequently, during this period, the Company carried no debt and additionally, did not require any equity offerings. The Company's need to borrow began in Fiscal 1994 in order to finance the modernization program. Until it began conserving cash in 1991 in anticipation of the modernization program, the Company's liquidity needs were met from cash flows generated by operations. A portion of the Company's excess cash flow was distributed to stockholders as dividends through 1991.

    The year ended November 30, 1995 reflects reduced liquidity as compared to earlier periods. This is primarily a result of utilizing cash on hand, cash generated by operations, and borrowings for the funding of capital expenditures primarily related to the modernization program. Capital expenditures during Fiscal 1995, 1994 and 1993 were $14,634,000, $32,891,000 and $17,759,000, respectively. In fiscal 1996, the
Company expects capital expenditures to decline and believes that cash generated by operations and bank borrowings will be adequate to meet the anticipated liquidity needs of its business.

    Net cash provided by operating activities decreased $14,600,000 to $5,328,000 in fiscal 1995 as compared to
$19,928,000 in 1994 primarily as a result of lower net earnings, and the fact that 1994 cash flows reflected a $7,200,000 decrease in inventories, as compared to November 30, 1993. A planned build up of billet inventories in 1993 contributed to the large decrease in inventories in 1994. Also contributing to the decrease in cash flows provided by operating activities in 1995 is an increase in net receivables of $1,229,000 at November 30, 1995 as compared to 1994. As a result, working capital in 1995 decreased by $626,000. Borrowings under long-term arrangements mitigated the working capital decrease.

    Net cash used in investing activities decreased $18,257,000 to $14,634,000 in fiscal 1995, as compared to $32,891,000 in fiscal 1994, reflecting a decrease in capital expenditures. Capital expenditures in fiscal 1993 were $17,759,000. Capital expenditures for fiscal 1996 are expected to be approximately $7,500,000, primarily for the completion of the modernization project. There were no significant cash flows from investing activities other than capital expenditures in fiscal 1995, 1994 and 1993.

    There were no significant cash flows from financing activities in fiscal 1993. In fiscal 1994, cash flows from financing activities increased to $10,764,000 and in fiscal 1995, cash flows from financing activities decreased $1,734,000 to $9,030,000 primarily from the Company's bank borrowings to fund the modernization program.

Recently Issued Accounting Standards

    The Company has not adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" (SFAS 121).
SFAS 121 was issued in March 1995 and is effective for fiscal years beginning after December 15, 1995. The Company believes that the adoption of this accounting standard will not have a material effect on the Company's consolidated financial position or results of operations based on current results of operations, and management's opinion that the current fair value of its real estate investment exceeds the net carrying value of such real estate. The Company has not adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS 123). SFAS 123 was issued in October 1995 and is effective for financial statements for fiscal years that begin after December 15, 1995. When adopted, certain disclosures are required for fiscal years that begin after December 15, 1994. SFAS 123 allows for alternative methods of accounting for stock-based compensation arrangements with employees. The Company currently is undecided as to what method of adoption it will utilize.

Environmental

    The Company's mill is classified, in the same manner as similar steel mills in the industry, as generating hazardous waste due to the production of dust that contains lead, cadmium and chromium. See "Business - Environmental and Regulatory Matters" above.

Future Trends Commentary

    While the Company has not yet fully realized all the anticipated savings from its modernization program, the Company believes these savings are achievable. Much of the Company's future profitability improvement will depend on the timing of achieving such savings and on the spread between scrap prices and the Company's selling prices. The Company's ability to pass through scrap cost increases in its selling prices will be an important element in any improvement in the Company's future profitability.

Net Operating Loss Carryforwards

    At November 30, 1995 the Company had net operating loss carryforwards for Federal income tax purposes of $33,285,000, which expire in the years 1997-2009.

    Management believes that it is more likely than not that certain of its NOL carryforwards will be utilized prior to their expiration. This belief is based upon the factors discussed in the following paragraph.

    In 1994, the Company continued and completed a major portion of its modernization program which included a new technology for making steel called the Consteel process. While to date the Company has not achieved all anticipated efficiencies and savings with the new process, management is working with the new process in order to maximize efficiencies and achieve previously anticipated cost savings. Additionally, because of billet sales opportunities, the Company expects to increase its sale of billets which will enable the melt shop to operate at higher production rates and reduced costs. Also, the Company operates in a highly cyclical industry and consequently has a history of generating and subsequently utilizing significant amounts of NOL carryforwards.

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


Item 8.  Financial Statements and Supplementary Data

    See Index on Page F-1.
--------------------------------------------------------------------------------

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Index to Consolidated Financial Statements and Schedule
                                                                Page
                                                               Number
                                                               ------

Independent Auditors' Report                                     F-2


Consolidated Financial Statements:
         Consolidated Balance Sheets - November 30, 1995
          and 1994                                               F-3
         Consolidated Statements of Operations - Years ended
          November 30, 1995, 1994 and 1993                       F-4
         Consolidated Statements of Stockholders' Equity -
          Years ended November 30, 1995, 1994 and 1993           F-5
         Consolidated Statements of Cash Flows - Years ended
          November 30, 1995, 1994 and 1993                       F-6
         Notes to Consolidated Financial Statements              F-7

Schedule - Years ended November 30, 1995, 1994 and 1993:
         II - Valuation and Qualifying Accounts



Schedules other than that listed above are omitted as the required information is either not applicable or is included in the consolidated financial statements or notes thereto.

F-1
--------------------------------------------------------------------------------

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Jersey Steel Corporation and subsidiary as of November 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 1995 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 1 and 6 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income
Taxes," in 1993.


                                             KPMG Peat Marwick LLP


Short Hills, New Jersey
January 11, 1996, except as to the
         last paragraph of note 8, which
         is as of February 6, 1996

--------------------------------------------------------------------------------

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
November 30, 1995 and 1994
(Dollars in Thousands, Except Per Share Data)

Assets                                             1995          1994
------                                             ----          ----
Current assets:
   Cash and cash equivalents                   $     61           337
   Receivables:
     Trade, less allowance for doubtful
     receivables of $2,147 and $1,846
     in 1995 and 1994, respectively              22,164        19,874
     Trade - affiliates                           1,538         2,858
     Other                                          293           364
                                                -------       -------
             Net receivables                     23,995        23,096
                                                -------       -------

     Inventories                                 15,276        14,853
     Prepaid expenses and other current assets      508         1,238
     Deferred income taxes                          837           382
                                                -------       -------
             Total current assets                40,677        39,906

Property, plant and equipment, net               82,365        73,928
Other assets                                      5,691         3,931
Deferred income taxes                             4,063         4,518
Real estate, net                                 13,447        13,953
                                                -------       -------
                                               $146,243       136,236
                                                =======       =======

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Current installments of long-
     term debt                                   1,125             -
   Accounts payable - trade                     28,514        27,824
   Due to parent                                   789           339
   Accrued expenses                              7,219         5,015
   Customer deposit                                  -         3,072
                                               -------       -------
             Total current liabilities          37,647        36,250
                                               -------       -------

Note payable - bank                             11,900        10,536
Long-term debt, less current installments        6,375             -
Stockholders' equity:
   Preferred stock, $.01 par value.
     Authorized 5,000,000 shares;
     none issued                                     -             -
   Common stock, $.01 par value.
     Authorized 15,000,000 shares;
     issued and outstanding 5,920,500
     shares in 1995 and 5,893,370 shares
     in 1994                                        59            59
   Additional paid-in capital                  134,070       133,904
   Accumulated deficit                         (43,808)      (44,513)
                                               -------       -------
            Total stockholders' equity          90,321        89,450

Commitments and contingencies                  -------       -------
                                              $146,243       136,236
                                               =======       =======

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations
Years ended November 30, 1995, 1994 and 1993
(In Thousands, Except Per Share Data)

                                             1995         1994        1993
                                             ----         ----        ----
Net sales                                $128,319      128,605     106,366
Net sales - affiliates                      8,917        9,150      13,096
Cost of sales                             129,253      128,733     112,333
                                          -------      -------     -------
         Gross profit                       7,983        9,022       7,129

Selling, general and administrative
 expenses, including management
 and technical consulting fees to
 Von Roll Ltd. of $450 in 1995,
 1994 and 1993                              7,165        6,997     11,727
                                          -------      -------    -------
         Operating income (loss)              818        2,025     (4,598)
                                          -------      -------    -------

Other (expense) income:
  Interest (expense) income                  (633)          43        211
  Rental                                      151          531        862
  Gain on insurance settlement                  -            -        627
  Other expense                               (96)           -       (804)
                                          -------      -------    -------
                                             (578)         574        896
                                          -------      -------    -------

         Earnings (loss) before
          provision for income taxes,
          equity in operations of
          investee and cumulative
          effect of change in
          accounting for income taxes         240        2,599    (3,702)

Provision for income taxes                      -            -         -
                                         --------      -------    ------
         Earnings (loss) before equity
          in operations of investee
          and cumulative effect of
          change in accounting for
          income taxes                        240        2,599    (3,702)

Equity in operations of investee              465            -         -
         Earnings (loss) before            ------      -------   -------
          cumulative effect of
          change in accounting for
          income taxes                        705        2,599    (3,702)

Cumulative effect of change in
 accounting for income taxes                    -            -     4,900
                                           ------      -------   -------
         Net earnings                   $     705        2,599     1,198
                                           ======      =======   =======

Per common share amounts:
         Earnings (loss) before
          cumulative effect of change
          in accounting for income
          taxes                         $    .12          .44      (.63)
         Cumulative effect of change
          in accounting for income
          taxes                                -            -       .83
                                          ------      -------   -------
          Net earnings per common
           share                        $    .12          .44       .20
                                          ======      =======   =======

Weighted average number of common
 shares outstanding                        5,903        5,883     5,874
                                          ======      =======   =======

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
<PAGE
NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
Years ended November 30, 1995, 1994 and 1993
(Dollars in Thousands, Except Per Share Data)

                      Capital stock
             ---------------------------------
             Preferred               Common
             Stock                   Stock
             ---------------- ----------------
             $.01               $.01                                   Total
             par                par             Additional  Accum-     stock-
             value              value           paid-in     ulated     holders'
             shares   Amount    shares  Amount  capital     deficit    equity
             ------   ------ ---------  ------  ---------   -------    --------
Balances at
 November 30,
 1992             -   $   -  5,873,870  $   59    133,676   (48,310)    85,425
Net earnings      -       -          -       -          -     1,198      1,198
              -----   -----  ---------   -----  ---------   -------   --------
Balances at
 November 30,
 1993             -       -  5,873,870      59    133,676   (47,112)    86,623

Common stock
 options
 exercised        -       -     19,500       -        228         -        228
Net earnings      -       -          -       -          -     2,599      2,599
              -----   -----  ---------   -----  ---------   -------   --------
Balances at
 November 30,
 1994             -       -  5,893,370      59    133,904   (44,513)    89,450

Common stock
 options
 exercised        -       -     27,130       -        166         -        166
Net earnings      -       -          -       -          -       705        705
              -----   -----  ---------   -----  ---------   -------   --------
Balances at
 November 30,
 1995             -   $   -  5,920,500   $  59    134,070   (43,808)    90,321
              =====   =====  =========   =====  =========   =======   ========

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years ended November 30, 1995, 1994 and 1993
(Dollars in Thousands)

                                                     1995       1994     1993
                                                     ----       ----     ----
Cash flows from operating activities:
    Net earnings                              $       705      2,599    1,198
    Adjustments to reconcile net earnings
     to net cash provided by operating
     activities:
       Depreciation                                 6,703      5,556    4,843
       Provision for losses on trade
         receivables                                  330        742    5,774
       Deferred income taxes                            -          -   (4,900)
       Income from equity investment                  (465)        -        -
       Changes in assets and liabilities:
           Increase in net receivables              (1,229)   (4,613)  (2,783)
           (Increase) decrease in inventories         (423)    7,216   (5,896)
           Decrease (increase) in prepaid expenses
             and other current assets                  730      (699)    (234)
           (Increase) decrease in other assets      (1,295)     (440)      55
           Increase in accounts payable - trade        690     6,349    6,782
           (Decrease) increase in due to parent,
             accrued expenses and customer deposit    (418)    3,218     (189)
                                                  --------   -------  -------
                 Net cash provided by
                  operating activities               5,328    19,928    4,650
                                                  --------   -------  -------

Cash flows from investing activities -
 capital expenditures                              (14,634)  (32,891) (17,759)
                                                  --------   -------  -------
Cash flows from financing activities:
    Net borrowings on note payable - bank            1,364    10,536        -
    Proceeds from long-term debt                     7,500         -        -
    Proceeds from exercise of stock options            166       228        -
                                                  --------   -------  -------
                 Net cash provided by
                  financing activities               9,030    10,764        -
                                                  --------   -------  -------

                 Net decrease in cash and cash
                  equivalents                         (276)   (2,199) (13,109)

Cash and cash equivalents at beginning of year         337     2,536   15,645
                                                  --------   -------  -------
Cash and cash equivalents at end of year         $      61       337    2,536
                                                  ========   =======  =======

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

                                                                          F-7
NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
November 30, 1995, 1994 and 1993

(Dollars in Thousands, Except Per Share Data)

(1) Ownership and Summary of Significant Accounting Policies

Ownership and Nature of Operations

New Jersey Steel Corporation and subsidiary (the Company) is majority owned by Von Roll Ltd., a company based in Switzerland. The Company has one subsidiary, New Jersey Steel Investment Co., and operates in one industry segment, the manufacture and sale of steel products. The Company is a steel mini-mill which is designed to convert scrap metal into steel, operating at a high capacity utilization and employing modern technology to produce steel reinforcing bars (rebar) which are sold primarily to rebar fabricators, mine roof bolt manufacturers and steel service centers. The Company's steel reinforcing bars are used primarily in the construction industry. Foreign export sales were not significant during 1995 and 1994. For the year ended November 30, 1993, foreign export sales accounted for 6% of the Company's total net sales.

Business and Other Risk

The Company grants trade credit to customers, substantially all of which are located in the Northeastern United States. During the year ended November 30, 1995, the Company generated sales to three customers representing 17%, 13% and 12% of net sales. During the year ended November 30, 1994, the Company generated sales to three customers representing 21%, 11% and 10% of net sales. During the year ended November 30, 1993, the Company generated sales to three customers representing 16%, 15% and 13% of net sales. At November 30, 1995 and 1994, the Company's ten largest customer trade receivable accounts aggregated approximately 92% and 77%, respectively, of trade receivables.

The principal raw material used in the Company's mini-mill is scrap steel. The Company purchases scrap through outside brokers, principally one broker, through which the Company purchased approximately 98%, 87%, and 78% of its total scrap purchases in 1995, 1994 and 1993, respectively. The purchase prices for scrap are dependent upon market conditions as is the ultimate sales price of the Company's finished rebar. The Company's operating results will be affected by the changing conditions affecting the current prices of scrap and rebar. Due to the impact of the winter weather in the Northeast on the construction market, the Company typically experiences a seasonal period of lower sales in winter months when inventory levels are built.

The Company's manufacturing processes consume large amounts of electricity provided by Jersey Central Power & Light Company under a contract which allows the Company to purchase its electricity at a reduced cost in return for the utility's right to periodically interrupt service. The number and duration of the service interruptions are contractually limited. The Company believes that the savings in the cost of electricity more than offsets any production which might be lost as a result of such interruptions.

The Company's mill is classified, in the same manner as similar steel mills in the industry, as generating hazardous waste due to the production of dust. The Company collects the dust resulting from its melting operation through an emissions control system. For additional information with respect to environmental matters see note 10.

Revenue Recognition

The Company recognizes revenue upon product shipment.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Inventories

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

Real Estate, Net

Real estate, which has been held for investment, consists of land, bulkhead and buildings, and is stated at net depreciated cost (accumulated depreciation amounted to $2,607 and $2,101 as of November 30, 1995 and 1994, respectively), unless, in the opinion of management, there has been a permanent impairment in value. Depreciation is calculated using the straight-line method over the estimated useful lives of the bulkhead and buildings ranging from 18-25 years. Rental income from the property has continued to decline and the Company is currently seeking tenants and exploring the possible sale of the property.

Equity Investment

The Company accounts for its ownership interest in an investee using the equity method.

Supplemental Cash Flow Information

Cash paid for income taxes during the year ended November 30, 1993 amounted to approximately $169 (none in 1995 and 1994). Total interest paid totaled approximately $2,035 and $1,602 for the years ended November 30, 1995 and 1994, respectively (none in 1993). Total interest capitalized totaled approximately $1,402 and $1,602 for the years ended November 30, 1995 and 1994, respectively.

Per Common Share Amounts

Net earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the year. The effect on earnings per common share resulting from the assumed exercise of outstanding stock options is immaterial in 1995,1994 and 1993.

Income Taxes

Effective December 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), which utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary dif-ferences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company has reported the cumulative effect of that change in the method of accounting for income taxes in the 1993 consolidated statement of operations.

Recently Issued Accounting Standards

The Company has not adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" (SFAS 121).
SFAS 121 was issued in March 1995 and is effective for fiscal years beginning after December 15, 1995. The Company believes that the adoption of this accounting standard will not have a material effect on the Company's consolidated financial position or results of operations based on current results of operations, and management's opinion that the current fair value of its real estate investment exceeds the net carrying value of such real estate. The Company has not adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS 123). SFAS 123 was issued in October 1995 and is effective for financial statements for fiscal years beginning after December 15, 1995. When adopted, certain disclosures are required for fiscal years that begin after December 15, 1994.
SFAS 123 allows for alternative methods of accounting for stock-based compensation arrangements with employees. The Company currently is undecided as to what method of adoption it will utilize.

Use of Estimates

In conformity with generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the 1994 consolidated financial statements have been reclassified to conform to the 1995 consolidated financial statements presentation.

(2) Transactions with Von Roll Ltd.

In accordance with a technical services and management consulting agreement with Von Roll Ltd., during each of the years 1995, 1994 and 1993, the Company charged $450 to selling, general and administrative expenses for management and technical consulting services provided by Von Roll Ltd. The agreement is on a year-to-year basis. The fee payable under the agreement is renegotiated annually. The Company has agreed to pay Von Roll Ltd. a fee of $450 under this agreement for the year ending November 30, 1996.

(3) Inventories

Inventories at November 30, 1995 and 1994 consist of the following:

                                      1995           1994
                                      ----           ----
          Finished goods            $5,709          4,707
          Work in process              341            305
          Raw materials, spare
            parts and supplies       9,226          9,841
                                    ------         ------
                                   $15,276         14,853
                                    ======         ======

(4)Property, Plant and Equipment

Property, plant and equipment at November 30, 1995 and 1994 consist of the following:

                                               1995      1994
                                               ----      ----
      Land and land improvements            $ 1,944     1,944
      Steel mill and related facilities      62,717    62,646
      Machinery and equipment                89,698    82,228
      Construction in progress               18,706    11,613
                                            -------   -------
                                            173,065   158,431
      Less accumulated depreciation          90,700    84,503
                                            -------   -------
                                            $82,365    73,928
                                            =======   =======

During 1993, the Company revised the estimated remaining useful lives of certain machinery and equipment from ten to 15 years to more closely reflect expected remaining lives. The effect of this change in accounting estimate resulted in an increase in the Company's net earnings in 1993 of $1,486, or $.25 per common share.

(5)  Investments and Transactions with Related Parties

The Company has an investment in Excel Mining Systems, Inc. (Excel), a mine roof bolt manufacturer and a customer of the Company. The investment, which cost $750, is represented by 750 shares of non-voting 9% cumulative preferred stock and 25% of Excel's outstanding common stock. The preferred stock is redeemable on December 31, 1998 or earlier, if a certain earned surplus level is reached (as defined). The preferred stock has a redemption price of $1,000 per share plus accrued but unpaid dividends, plus a final dividend (as defined) which, in substance, represents a 50% share of Excel's earned surplus at the redemption date. Upon redemption of the preferred stock, the Company's common stock investment in Excel will be entitled to participate in the earnings of Excel. Through November 30, 1994, the effect of the investment on the Company's consolidated financial position and results of operations was immaterial. However, as described in the following paragraph, during fiscal 1995 Excel acquired another mine roof bolt business and expanded its operations significantly.

During 1995, the Company agreed to guarantee up to $7,000 of Excel's revolving credit facility in connection with Excel's acquisition of a mine roof bolt business. The guarantee expired on November 30, 1995. In exchange for such guarantee, the Company received an additional common equity interest in Excel to bring its aggregate common ownership interest to 31%. Receivables due from Excel are included in trade - affiliates in the accompanying consolidated balance sheets and amount to $1,538 and $2,257 at November 30, 1995 and 1994, respectively. Receivables from Excel carry trade terms consistent with its other customers.

Excel's fiscal year ends on December 31, with its accounts being audited annually. Summary unaudited financial information for Excel as of and for the year ended November
30, 1995 follows:

              Current assets                     $    12,396
              Current liabilities                     11,292
                                                      ------
                   Working capital                     1,104

              Property, plant and equipment, net      19,025
              Other assets                             1,153
              Long-term debt                         (19,472)
              Mandatory redeemable
               preferred stock                          (750)
                                                      ------
                   Stockholders' equity          $     1,060
                                                      ======

              Sales                              $    71,494
                                                      ======
              Net earnings                       $       930
                                                      ======

The Company acquired a one-third interest in the common stock of AJ Ross Logistics, Inc. and subsidiaries (AJ Ross) in fiscal 1988. AJ Ross was a significant customer through fiscal 1993. AJ Ross undertook a significant restructuring during 1992 and the Company's investment was written off.
The restructuring included asset sales, management changes, revised credit arrangements, and a focus solely on being a rebar fabricator. Despite the aforementioned restructuring of AJ Ross, changing market conditions and related increases in the price of rebar in 1993 had an adverse effect on AJ Ross' operations, and AJ Ross filed a petition for relief under Chapter 11 of the Bankruptcy Code in November 1993 and subsequently ceased doing business. As a result, in November 1993, the Company charged approximately $5,159 to selling, general and administrative expenses to write off trade receivables due from AJ Ross.

Under the terms of a 1990 agreement, the Company purchased from AJ Ross land and buildings located in Keasby, New Jersey which is included in the accompanying consolidated balance sheets as real estate, net. The agreement also provided that the Company lease the property back to AJ Ross under a two-year operating lease which expired in November 1992 at which point AJ Ross leased the property on a month-to-month basis. During fiscal 1994, AJ Ross stopped leasing the property; however, an affiliate of an AJ Ross stockholder leased a portion of the property on a month-to-month basis. Rental income from AJ Ross and an affiliate of AJ Ross for the years ended November 30, 1994 and 1993 was approximately $480 and $862, respectively.

(6)  Income Taxes

The components of the deferred income tax assets and liabilities arising under Statement 109 at November 30, 1995 and 1994 are as follows:

                                                   1995          1994
                                                 ------         -----
Deferred tax assets:
  Federal and state net operating
   loss carryforwards                           $11,670         8,593
  Other tax credit carryforwards                  4,585         4,585
  Equity investment                                 799           764
  Deferred compensation                           1,186           947
  Other deductible temporary differences          1,839         1,187
  Valuation allowances                           (7,468)       (7,582)
                                                  -----         -----
                                                $12,611         8,494
                                                 ======         =====

Deferred tax liabilities:
   Fixed asset basis differences                  6,718         2,789
   Other taxable temporary differences              993           805
                                                 ------         -----
                                                $ 7,711         3,594
                                                 ======         =====

For tax purposes, the Company has available at November 30, 1995 net operating loss (NOL) carryforwards available to offset future taxable income for regular Federal income tax purposes, which expire as follows:

                             1997           $    627
                             1998             11,524
                             1999              4,601
                             2006              2,392
                             2008              7,734
                             2009              6,407
                                             -------
                                            $ 33,285
                                             =======


The Company also has investment tax credit carryforwards totaling approximately $903, which expire as follows; $47 in 1996; $52 in 1997; $347 in 1998; $217 in 1999; and $240
thereafter. Additionally, in conjunction with the Alternative Minimum Tax (AMT) rules, the Company has available AMT credit carryforwards of approximately $1,051, which may be used indefinitely to reduce regular Federal income taxes. The Company has also received approval for $3,986 of recycling credits which are available to offset certain state income taxes ($2,631, net of Federal benefit).
These credits are subject to certain limitations, with an unlimited carryforward. A valuation allowance has been recorded at November 30, 1995 and 1994 for that portion of deferred tax assets which is not presently considered more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the net operating loss carryforward periods previously described are reduced. During fiscal 1995 and 1994, the valuation allowance decreased by approximately $114 and $1,446, respectively. During fiscal 1993, the valuation allowance increased by approximately $1,943.

Management believes that it is more likely than not that certain of its NOL carryforwards will be utilized prior to their expiration. This belief is based upon the factors discussed below:

  (i) In 1994, the Company continued and completed a major portion of its melt shop modernization program which included a new, more efficient system for making steel. While to date the Company has not achieved anticipated efficiencies and results with the new system, management is in the process of working with the new system in order to maximize efficiencies and cost savings.

  (ii) As a result of new business opportunities, during fiscal 1996 the Company expects to increase its sale of billets which will enable the melt shop to operate at higher rates and reduced costs.

  (iii) The Company operates in a highly cyclical industry and consequently has a history of generating and subsequently utilizing significant amounts of NOL carryforwards.

The provision for income taxes for the years ended November 30, 1995, 1994 and 1993 differs from the expected provision (benefit) for Federal income taxes as follows:


                                                    1995        1994      1993
                                                    ----        ----      ----
        Computed expected provision (benefit)
              for Federal income taxes           $   82         884    (1,259)

        Change in the beginning of the year
            balance of the valuation
              allowance for deferred tax assets
              allocated to the provision for
              income taxes                          (114)    (1,446)         -

        Expenses with no tax benefit                  15        222          -

        State income taxes before change
              in valuation allowance (net of
              Federal income tax benefit)             17        117          -

        Loss for which no benefit was
              recorded                                 -          -      1,259

        Other                                          -        223          -
                                                   -----      -----     ------
                                                  $    -          -          -
                                                   =====      =====     ======

The Company adopted SFAS 109 effective December 1, 1992. The cumulative effect of this change in accounting for income taxes is a $4,900 benefit, which is determined as of December 1, 1992 and is reported separately in the consolidated statement of operations for the year ended November 30, 1993.

(7)  Stockholders' Equity

Under the terms of the New Jersey Steel Corporation Incentive Stock Option Plan, certain key employees may be granted options to purchase up to 503,000 shares of common stock. Options are issued at prices equal to the fair market value of the Company's common stock at the date of grant. Options become exercisable ratably over a five-year period. Options which expire or are canceled become available for future grants.

Information on common stock options is as follows:

                                                        Incentive
                                                      stock options
                                                 ------------------------
                                                                Price
                                                 Shares         Per Share
                                                 ------------------------
              Outstanding at November 30, 1992   129,130    $3.00 - 14.00
              Granted                                  -          -
              Exercised                                -          -
                                                 -------
              Outstanding at November 30, 1993   129,130     3.00 - 14.00

              Granted                                  -          -
              Exercised                          (19,500)   11.50 - 11.75
                                                 -------
              Outstanding at November 30, 1994   109,630     3.00 - 14.00

              Granted                                  -          -
              Exercised                          (27,130)            6.10
                                                 --------
              Outstanding and exercisable
               at November 30, 1995               82,500     3.00 - 14.00
                                                 ========   =============

(8)  Bank Borrowings

The Company has a credit agreement with a bank (the Credit Agreement) which provides for a line of credit and a term loan. The line of credit, as currently amended, provides for $17,500 of available credit of which $11,900 is outstanding at November 30, 1995 (subject to limits on collateral availability), bearing interest at the bank's prime rate (8.75% at November 30, 1995). Advances under the amended line of credit are secured by the Company's eligible accounts receivable and inventory (as defined). The amended line of credit matures on April 30, 1997.

In August 1995, concurrent with the most recent amendment of its line of credit, the Company obtained a five-year term loan in the amount of $7,500 with a maturity date of December 31, 2000. Principal payments under the term loan are due in quar-terly installments of $375 beginning March 31, 1996. Interest is payable monthly at an annual rate of 8.65%. Borrowings under the term loan are secured by the Company's eligible accounts receivable and inventory, as defined.

The aggregate maturities of the Company's outstanding borrowings under the Credit Agreement for each of the five years subsequent to November 30, 1995 are as follows: 1996:
$1,125; 1997: $13,400; and 1998-2000:$1,500 per year.

The bank requires the Company to meet certain financial covenants such as minimum working capital, current ratio, maximum total liabilities to tangible net worth, certain profitability (as defined) and net worth requirements. At November 30, 1995 the Company was not in compliance with its maximum total liabilities to tangible net worth provision. On February 6, 1996 the Company obtained from the bank a waiver of noncompliance at November 30, 1995.

(9)  Benefit Plans

The Company has a 401(k) plan which allows employees, upon meeting eligibility requirements, to make contributions to the plan, and under various conditions allows the Company to contribute to the plan at percentages specified in the plan agreement. Company contributions to the plan amounted to $178, $175 and $139 in 1995, 1994 and 1993, respectively.

The Company has a voluntary, nonqualified plan of deferred compensation covering a select group of key employees. Under the terms of the plan, key employees are eligible to defer specific percentages of their compensation until their retirement or other termination of employment. The Company supplements these amounts at percentages specified under the plan. Company contributions to the plan amounted to $528, $261 and $189 in 1995, 1994 and 1993, respectively.

On December 12, 1995, the Company's board of directors approved the termination of this plan effective as of the close of business on December 31, 1995, and determined that thereafter no further contributions will be made. The assets of the plan were distributed to the participants in January 1996.

During the years ended November 30, 1995, 1994 and 1993, the
Company charged $97, $189 and $146, respectively, to operations for amounts paid under a profit-sharing plan for hourly and salaried employees authorized by the board of directors.

(10) Commitments and Contingencies

The Company and Von Roll Ltd. are defendants in an action entitled Gary Lutin v. New Jersey Steel Corporation, Von Roll Ltd. a/k/a Von Roll A.G., and unknown parties, which is currently pending in the United States District court for the Southern District of New York. The action was originally brought against several individuals and Excel Mining Systems, Inc., and involved allegations that the defendants had conspired to destroy the mine roof bolt business of Advanced Mining Systems, Inc. The original complaint sought damages in excess of $12,000. In 1992, an amended complaint added the Company and Von Roll Ltd. as additional parties. The amended complaint alleges causes of action for tortious conspiracy, tortious interference with contract and prospective business relations and fraud and unfair competition.

The action was subsequently removed to Federal court and transferred to the Southern District of New York. A motion to dismiss the Company and Von Roll has been pending, undecided for several years. In 1994, in connection with the settlement of an unrelated action, the original defendants were dropped as defendants in this action. In June 1995, the plaintiff moved to serve an amended complaint which restated the claims from the original action as claims under the Federal RICO statute and related state laws and to add various officers and directors of the Company as defendants. This motion is currently pending. Additionally, the plaintiff filed a new action in the United States District Court for the Southern District of New York against the Company, Von Roll Ltd. and various directors and officers of the Company. This action is based on the same facts and seeks unspecified damages which the plaintiff claims to be in excess of $50,000. The Company has made a motion for an order dismissing the complaint and for summary judgment in the new action. Although pre-trial discovery has not commenced, based on the facts known, the Company's legal counsel and management believe the plaintiff's claims in the actions are without merit.

In September 1994, the New Jersey Department of Environmental Protection (NJDEP) issued a "Permit to Construct, Install or Alter Control Apparatus or Equipment" and "Temporary Certificate to Operate Control Apparatus or Equipment" and "Prevention of Significant Deterioration Permit" (the NJDEP Permit). The NJDEP Permit authorizes the Company to complete the currently ongoing melt shop modernization program, contains a temporary operating permit and directs that the testing required for issuance of a five-year certificate to operate be performed by March 8, 1996. A Continuous Emissions Monitoring System (CEMS) has been installed and is in operation at the mill as part of the modernization program. The permitted emissions level contained in the NJDEP Permit were based, among other things, on the manufacturer's claims regarding performance of the new steel making system installed as part of the modernization program. As a result, the Company believed that, following the modernization program, the Company's emissions would comply with the emissions standards contained in the NJDEP Permit. However, as a result of the failure to date of the system to perform to expectations, management believes that the mill is emitting at least two criteria air pollutants at levels in excess of those contained in the NJDEP Permit. The Company believes that it will be required to apply to the NJDEP for a modification to its permit to increase the permitted levels of such criteria air pollutants. Until such time as a new permit is issued, the Company may be in technical violation of its permitted emissions levels and, as a consequence, subject to fines and penalties the amounts of which are subject to the discretion of the NJDEP. The Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations.

By letter dated December 21, 1995, the Company was notified that the Trial Lawyers for Public Justice, P.C., on behalf of the Natural Resources Defense Council and the Public Interest Research Group of New Jersey, intends to bring an action against the Company alleging that the air emissions from one of the stacks of the Company's electric arc furnace violated and continue to violate certain sections of the Clean Air Act.
This claim, if made, would relate to the excess emissions described in the preceding paragraph.

On June 7, 1994, the United States Environmental Protection Agency (USEPA) issued a Notice of Violation (NOV) to the Company stating that the Company had violated the New Jersey State Implementation Plan (NJSIP) because a "major modification" was commenced without a Prevention of Significant Deterioration Permit from the NJDEP. As described above, that permit was issued by the NJDEP in September 1994. Since the Company acted in accordance with an understanding with the NJDEP, it believes that no violation of the NJSIP occurred. There have been no further proceedings under the NOV, however, there can be no assurances that USEPA will not assess penalties resulting from the NOV. The Company believes that the ultimate outcome of this matter will not have a material effect on the Company's financial position or results of operations.

In March 1994, Novo-Plez SA and NASCO Brokers, Inc. (the Claimants), steel brokers, filed a Petition and Request for Arbitration in the International Court of Arbitration of the International Chamber of Commerce (the Swiss Arbitration). The Claimants seek approximately $721 in damages for steel purchased from the Company which is asserted to be of inferior quality plus interest at 9.5% and have reserved the right to assert a claim for an additional $8,700 in incidental and consequential damages. The Company filed an answer to the petition on May 2, 1994, in which it stated that the steel billets fully conformed to the specifications provided for in the contracts. All arbitration hearings have been completed and the parties are awaiting the decision of the arbitrator. While arbitration always involves risk at the hands of the decision maker, based on the advice of legal counsel, management believes that the Company presented a meritorious defense to the claims at the hearing, and that the Company will prevail in the defense of these claims.

Egyptian Metals Company (EMC), the customer of the Claimants in the Swiss Arbitration, and its broker have attempted to pursue a related claim before the "Tribunal de Commerce" in Paris, France (the Paris Action), alleging that the Company was liable to it for the sale of the defective billets. EMC claimed damages of approximately $2,121 and an additional claim for payment of one hundred thousand French francs under the French Code of Civil Procedure. The Company has not entered an appearance in the Paris Action as, based on the advice of legal counsel, management believes that the French court is without jurisdiction over the Company, and that the litigation will ultimately be dismissed or, if judgment is in fact entered, the Company will have meritorious defenses against the enforceability of the judgment.

In February 1995, EMC filed a complaint against the Company, Novo-Plez SA and NASCO Brokers, Inc. in the United States District Court for the District of New Jersey based on the same transactions as the Paris Action and the Swiss Arbitration seeking damages against the three defendants individually in the amount of $5,050. Novo-Plez SA and NASCO Brokers, Inc. subsequently were dismissed as defendants by stipulation. Management believes, based on the advice of legal counsel, that the Company will ultimately prevail in its defense of these claims.

As further described in note 5, in November 1993, AJ Ross filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As AJ Ross was a significant customer, the Company received in excess of $5,600 in payments on trade receivables from AJ Ross in the year immediately preceding the filing date. The AJ Ross case was converted to Chapter 7 and the trustee in bankruptcy is seeking $87 from the Company on the grounds that such portion of the $5,600 in payments constituted a voidable preference under the U.S. Bankruptcy Code. The Company is contesting the trustee's claims and the matter is under negotiation.

By letter dated July 7, 1994, the staff of the Securities and Exchange Commission (SEC) informed the Company that it is conducting a private inquiry into whether there have been violations of the Federal securities laws. The staff requested that the Company provide it with all documents concerning its investments in AJ Ross and the modernization program. The staff letter states that its request for documents should not be construed as an indication by the SEC or its staff that any violations of law have occurred, nor should it be considered a reflection upon any person, entity or security. The Company is cooperating with the staff and in August 1994, provided the requested documents. There have been no further developments in this matter since August 1994.

In October 1994, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with International Metals Acquisition Corporation (IMAC). On February 1, 1995, the Merger Agreement and related Stock Purchase Agreement were terminated. On March 15, 1995. IMAC, the Company and Von Roll Ltd. entered into a Termination Settlement Agreement which involved no payment by any of the parties and the parties exchanged full releases.

On September 22, 1994, the Company received a summons and complaint in an action purported to be a class action on behalf of minority stockholders of the Company and sought unspecified damages and injunctive relief in connection with the proposed merger between the Company and IMAC. With the termination of the Merger Agreement between the Company and IMAC, the plaintiff and the Company entered into a Stipulation and Order of Voluntary Dismissal, filed on March 9, 1995, dismissing the action.

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

The Company is a party to several month-to-month operating leases, primarily for equipment. Total rent expense in 1995, 1994 and 1993 was approximately $841, $574 and $476, respectively.

(11) Other Income (Expense)

During fiscal 1995, other expense consists principally of costs related to the IMAC Merger Agreement which were written off in 1995, offset by the gain resulting from the sale of certain equipment. During fiscal 1993, the Company settled a claim with its insurance company related to roof damage in its melt shop resulting in a gain of $627. Other expense during fiscal 1993 is primarily a result of expenses incurred in connection with the Company's option to purchase property in Pennsylvania, which expired in May 1993.

(12) Subsequent Event (Unaudited)

In December 1995 the board of directors approved the closure of the Company's fabrication operations in Bowie, Maryland.
Management believes that this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.

(13) Quarterly Financial Information (Unaudited)

The following tables set forth selected quarterly financial information:

                                                      1995
                                     -------------------------------------
                                     First     Second    Third     Fourth
                                     Quarter   Quarter   Quarter   Quarter
                                     -------------------------------------
Net sales                          $  29,893    37,172    34,414    35,757
Gross profit                           1,959     3,395     1,937       692
Net earnings (loss)                      372     1,454       (49)   (1,072)
                                     -------  --------  ---------  -------
Per common share amounts
         - net earnings (loss)     $     .06       .25      (.01)     (.18)
                                     =======  ========  =========  =======


                                                      1994
                                     -------------------------------------
                                     First     Second    Third     Fourth
                                     Quarter   Quarter   Quarter   Quarter
                                     -------------------------------------

Net sales                          $  22,349    35,841    40,067    39,498
Gross profit                             562       129     3,187     5,144
Net (loss) earnings                     (903)   (1,355)    1,578     3,279
                                     --------  --------  -------  --------
Per common share amounts
         - net (loss) earnings     $    (.15)     (.23)      .27       .55
                                     ========  ========  =======  ========


Schedule II



NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Valuation and Qualifying Accounts
Years ended November 30, 1995, 1994 and 1993
(Dollars in Thousands)

                                                      Write
                                  Balance   Charged   offs,
                                  at be-    to costs  net of   Balance
                                  ginning   and ex-   recov-   at end
Description                       of year   penses    eries    of year
-----------                       -------   --------  ------   -------
Allowance for doubtful
         accounts:
Year ended November 30, 1995     $  1,846        330    (29)     2,147
Year ended November 30, 1994        1,828        742   (724)     1,846
Year ended November 30, 1993        1,836      5,774 (5,782)     1,828
                                  =======   ========  ======   =======


Item 9.  Changes in and Disagreements
         with Accountants on Accounting
         and Financial Disclosures

              Not Applicable.


                             PART III

Item 10. Directors and Executive Officers of the Registrant

    The following table sets forth information regarding the
directors of the Company.
                                 Year
                             First Elected        Principal
Name of Directors    Age     as a Director        Occupation
-----------------    ---     -------------        ----------

Walter H. Beebe       55         1978             Partner in law firm
                                                  of Jacobs Persinger
                                                  & Parker since
                                                  prior to 1991.

H. Georg Hahnloser    52         1978             Chief Operating
                                                  Officer of Von Roll
                                                  Holding Ltd. since
                                                  February 1995;
                                                  prior thereto
                                                  Executive Vice
                                                  President and Chief
                                                  Financial Officer
                                                  of Von Roll since
                                                  prior to 1991.

Robert LeBuhn         63         1995             Private investor
                                                  since 1995; prior
                                                  thereto Chairman of
                                                  Investor International
                                                  (U.S.), Inc. since
                                                  1993; prior thereto
                                                  President of
                                                  Investor
                                                  International
                                                  (U.S.), Inc. since
                                                  prior to 1991.

Robert J.
 Pasquarelli          49          1982            President and Chief
                                                  Executive Officer
                                                  of the Company
                                                  since prior to
                                                  1991.

Hans G. Trosch        54          1995            Executive Vice
                                                  President of Von
                                                  Roll Holding Ltd.
                                                  and Von Roll Isola
                                                  Group Chief
                                                  Executive Officer
                                                  since 1994; prior
                                                  thereto President
                                                  of Swiss Insulating
                                                  Works Ltd., a
                                                  subsidiary of Von
                                                  Roll Holding Ltd.
                                                  since 1993; prior
                                                  thereto Manager,
                                                  Electrical Systems
                                                  Division,
                                                  Switzerland, of Von
                                                  Roll Isola since
                                                  prior to 1991.

   Each of the directors has served continuously since the year in which he was first elected. Each director holds office until the next annual meeting of stockholders and until his successor is elected and qualified.

   Except for Mr. LeBuhn, none of the directors is a director of any company (other than the Company) which is subject to the reporting requirements of the Securities Exchange Act of 1934 or which is a registered investment company under the Investment
Company Act of 1940.  Mr. LeBuhn is a director of USAIR Group,
Inc., Cambrex Corporation, Acceptance Insurance Cos., Inc.,
Enzon, Inc. and Lomas Financial Corp. Lomas Financial Corp., a company engaged in the mortgage servicing business, filed a petition in October 1995 for protection from creditors under Chapter 11 of the Federal Bankruptcy Code in the United States
Bankruptcy Court for the District of Delaware.

   Set forth below is certain information concerning persons who are executive officers of the Company

       Name                    Office Held                Age

Robert J. Pasquarelli*   Director, President and Chief    49
                         Executive Officer of the
                         Company since prior to 1991.

Paul Roik                Vice President-Finance and       44
                         Treasurer of the Company
                         since prior to 1991.

John R. Sullivan         Vice President-Industrial        50
                         Relations of the Company
                         since prior to 1991.

Joseph Lahita            Vice President-Operations of the 50
                         Company since prior to 1991.

Gary Giovannetti         Vice President-Sales and         45
                         Marketing of the Company
                         since June 1991; prior thereto
                         employee of the Company
                         since February 1991 to June 1991;
                         prior thereto Vice President-Sales
                         and Marketing Northern Precision
                         Casting Company since prior to 1991.

--------------------

*   Mr. Pasquarelli resigned as President, Chief Executive
    Officer and a director of the Company effective January 17, 1996.

    Each executive officer is appointed by the Board of Directors and holds office until the first meeting of directors following the annual meeting of stockholders and until his successor is duly chosen and qualified.

    During Fiscal 1995, two officers of the Company failed to file timely reports on transactions in the Company's stock as follows: Paul Roik, Vice President, Finance, five reports regarding nine transactions; and John Sullivan, Vice President, Human Resources, six reports regarding eleven transactions. All such transactions were subsequently reported on an untimely filed
Form 5.


Item 11. Executive Compensation

    The Summary Compensation Table below sets forth individual compensation information for each of the Company's last three fiscal years on the Chief Executive Officer ("CEO") and the four other most highly paid executive officers who were serving as such at the end of the Company's fiscal year ended November 30, 1995 and whose total annual salary and bonus for such fiscal year exceeded $100,000.

                    SUMMARY COMPENSATION TABLE

                                                          Long Term
                                                        Compensation
                                                            Awards

Name and                 Annual Compensation
Principal                --------------------       Stock       All Other
Position                 Year   Salary  Bonus      Options   Compensation(1)
                                                 (in Shares)
Robert J. Pasquarelli(2) 1995 $245,000 $   -           -             $61,915
CEO, President           1994  235,000     -           -              62,598
                         1993  225,000  25,000         -              61,236

Paul Roik                1995  141,500     -           -              31,403
Vice President-          1994  136,000     -           -              28,109
Finance and Treasurer    1993  131,000     -           -              28,820

Gary Giovannetti         1995  132,100     -           -              36,278
Vice President-          1994  127,000     -           -              26,849
Sales and Marketing      1993  122,000     -           -              24,760

Joseph Lahita            1995  121,800     -           -              27,007
Vice President-          1994  116,000     -           -              25,309
Operations               1993  111,000     -           -              23,220

John R. Sullivan         1995  115,500     -           -               6,030
Vice President-          1994  112,000     -           -               3,845
Industrial Relations     1993  108,000     -           -              12,026

------------------------
<F1)
(1)  Includes amounts allocated under the Company's Executive
     Thrift Savings Plan and the Company's Profit Sharing Plan.
     For 1995, the amounts allocated under the Company's Executive
     Thrift Savings Plan and the Company's Profit Sharing Plan
     were, respectively, as follows:  Robert J. Pasquarelli -
     $37,611, $12,116; Paul Roik - $20,959, $4,264; Gary
     Giovannetti - $19,643, $4,264; Joseph Lahita - $18,201,
     $4,264; and John R. Sullivan - $-0-, $2,665.  The Executive
     Thrift Savings Plans was terminated on December 31, 1995 and the accounts were distributed to the participants.

<F2>
(2)  Mr. Pasquarelli resigned as President and Chief Executive
     Officer effective January 17, 1996. In connection therewith, the Company entered into an agreement with Mr. Pasquarelli covering severance payments to Mr. Pasquarelli through December 31, 1996.
[/FN]

    The above table does not include any amounts for personal benefits because, in any individual case, such amounts do not exceed the lesser of $50,000 or 10% of such individual's cash compensation.

    Robert J. Pasquarelli resigned as President Chief Executive
Officer and a director of the Company effective January 17, 1996.
In connection therewith, the Company entered into an agreement with Mr. Pasquarelli covering severance payments (the "Severance
Agreement"). Notwithstanding the terms of Mr. Pasquarelli's employment agreement with the Company, the Severance Agreement provides that Mr. Pasquarelli will continue to receive his annual salary through December 31, 1996 rather than September 22, 1996 as provided for in the employment agreement. Mr. Pasquarelli will also receive an incentive bonus provided for in the employment agreement for the fiscal year ending November 31, 1996 prorated through September 22, 1996.


Compensation of Directors

    Mr. LeBuhn receives an annual director's fee of $30,000. In addition, Mr. LeBuhn is paid $1,000 per meeting attended plus reasonable travel expenses. Messrs. Hahnloser and Trosch are employees of Von Roll and receive no director's fees as such for serving as directors of the Company. Mr. Pasquarelli, who was an employee of the Company, received no director's fee. Mr. Beebe, a member of Jacobs Persinger & Parker, general counsel to the Company, receives no director's fee as such for serving as a director of the Company.

Option Tables.

    The following table sets forth option exercise activity in the last fiscal year and the fiscal year-end option values with respect to the CEO and each of the executive officers named in the Summary Compensation Table. There were no grants of stock options made during Fiscal 1995.

             Aggregate Option Exercises in the Fiscal
               Year Ended November 30, 1995 and the
                 November 30, 1995 Option Values

                                                                 Values of
                                               Number of         Unexercised
                                               Unexercised       In-the-money
                                               Options at        Options at
                                               11/30/95          11/30/95

                  Shares
                  Acquired       Value         Exercisable/      Exercisable/
Name              On Exercise    Realized      Unexercisable     Unexercisable
----              -----------    --------      -------------     -------------
Robert J.
  Pasquarelli        27,130      $126,154           --/--            --/--

Gary Giovannetti         --            --       15,000/--        $3,750/--

Paul Roik                --            --           --/--            --/--

John R. Sullivan         --            --           --/--            --/--

Joseph Lahita            --            --       25,000/--            --/--

Item 12. Security Ownership of Certain
         Beneficial Owners and Management

    The following table sets forth certain information regarding the beneficial ownership as of February 10, 1996 of Common Stock of the Company by the only persons who, to the knowledge of the Board of Directors, own more than five percent of the outstanding shares:

     Name and Address              Amount Owned          Percentage
     of Beneficial Owner           Beneficially           of Class

     Von Roll Holding Ltd.           3,561,500               60.2%
     CH-4563, Gerlafingen
     Switzerland

     William D. Witter, Inc.           427,766*               7.2%
     153 East 53rd Street
     New York, New York

* as of December 31, 1995


    Von Roll has sole voting and investment power over the shares it owns.

    As of February 10, 1996, Mr. Pasquarelli owned beneficially 250 shares of Common Stock of the Company. As of February 10, 1996, all directors and officers, including Mr. Pasquarelli, as a group, owned beneficially a total of 43,750 shares (.7%) of the Common Stock of the Company. The beneficial owners have sole voting and investing power over the shares owned. No other directors owned any shares of the Company. Mr. Hahnloser owns shares of common stock of Von Roll representing less than .5% of the Von Roll common stock outstanding.


Item 13. Certain Relationships and Related Transactions

    From 1988 to 1993, the Company was the holder of approximately one-third of the outstanding common stock of A.J. Ross Logistics, Inc. ("AJ Ross"), a publicly-held steel fabricator and significant customer of the Company located in Keasbey, New Jersey. AJ Ross filed a petition for relief under Chapter 11 of the Bankruptcy Code in November 1993 and subsequently ceased doing business. As a result, in November 1993, the Company charged approximately $5,159,000 to selling, general and administrative expenses to write off trade receivables due from AJ Ross.

    Mr. Petrizzo, a former president of AJ Ross, the owner of a company which served as the construction manager in connection with the Company's modernization program and a consultant to several companies that performed various services for the Company, was indicted by the United States District Court for the Eastern District of New York alleging that Mr. Petrizzo was a member of an organized crime family and was involved in a criminal conspiracy. In June 1995, after a jury trial, Mr. Petrizzo was acquitted of all charges. In September 1995, Mr. Petrizzo was indicted again by the United States District Court for the Eastern District of New York charging Mr. Petrizzo with involvement in a different criminal conspiracy. To the knowledge of the Company, prior to such indictments Mr. Petrizzo had no prior criminal record. The Company no longer does any business with any entity with which Mr. Petrizzo has a relationship.

    In a letter dated July 7, 1994, the staff of the Commission informed the Company that it is conducting a private inquiry into whether there have been violations of the federal securities laws. The staff requested that the Company provide it with all documents concerning its investments in AJ Ross's Keasbey property and the modernization program. The staff letter states that its request for documents should not be construed as an indication by the Commission or its staff that any violations of law have occurred, nor should it be considered a reflection upon any person, entity or security. The Company is cooperating with the staff and, in August 1994, provided the
requested documents.    There have been no further developments
in this matter since August of 1994. See "Certain Relationships and Related Transactions."


    The Company has an investment in Excel Mining Systems, Inc. ("Excel"), which operates in a mining-related industry. The Company is the holder of (I) all of Excel's outstanding preferred stock, and (ii) approximately 31% of Excel's outstanding common stock. Holders of the preferred stock have the right, as a class, to elect two directors to Excel's board. Excel's board currently consists of three directors. Paul Roik, the Vice President, Finance, of the Company holds a seat on Excel's board. Excel is a customer of the Company and purchased $8,917,000 of rebar in Fiscal 1995.

    The Company has a Technical Services and Management
Consulting Agreement with Von Roll dated as of April 1, 1987 pursuant to which Von Roll provides certain management and operational services to the Company. The fee payable under the Agreement is to be renegotiated annually. The Company incurred fees of $450,000 in Fiscal 1995 and has agreed to fees of $450,000, based upon the anticipated services, for fiscal year 1996. The terms of any extension, amendment or modification of the Agreement will be no less favorable to the Company than those that could be obtained from unaffiliated third parties. The amount of the annual fee and the terms of any extension, amendment or modification will be approved by the Board of Directors and a majority of the directors who are not employees of the Company and Von Roll.

    The Company on occasion makes loans to employees primarily in connection with their purchases of housing. At November 30, 1995, there is an outstanding a loan of $189,000 to Mr. Roik. Mr. Roik's loan bears interest at the rate of 7.5% per annum and matures in November 1996. There is also an outstanding loan of $150,000 to Mr. Giovannetti. Mr. Giovannetti's loan bears interest at the rate of 7.5% per annum and matures in April 1997. There was also an outstanding loan of $75,000 to Mr. Pasquarelli. Mr. Pasquarelli's loan bears interest at the rate of 7.5% per annum and matures in February 1997.

    H. Georg Hahnloser and Hans G. Trosch, directors of the
Company, are executive officers of Von Roll, the majority stockholder of the Company.

    Walter H. Beebe, a director, and Thomas W. Jackson, Secretary of the Company, are partners in the law firm of Jacobs Persinger & Parker, general counsel to the Company. Jacobs Persinger & Parker also provides legal services to Von Roll. During the fiscal year ended November 30, 1995, the Company made payments to that firm for services rendered and disbursements incurred aggregating $500,265.


                             PART IV

Item 14. Exhibits, Financial Statements,
         Schedules, and Reports on Form 8-K

    1. The following financial statements are filed as part of this report:

         See Index to Financial Statements and Schedule on page
F-1 of this Report.

    2. The following financial statement schedules are filed as part of this report:

         See Index to Financial Statements and Schedule on page
F-1 of this Report.

         Schedules other than those listed on the Index to Financial Statements and Schedule are omitted as the required information is either not applicable or is included in the financial statements or notes thereto.

3.   Exhibits:

3(a) -- Restated Certificate of Incorporation, as amended--Incorporated by reference to Exhibit 3(a) of the Company's Registration Statement on Form S-1 (No. 33-13298).

3(b) -- By-laws, as amended--Incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended November 30, 1993 (File No. 0-15838).

4(a) -- Form of Certificate for shares of Common Stock of the Company-- Incorporated by reference to Exhibit 4(a) of the Company's Registration Statement on Form S-1 (No.
        33-13298).

10(a)-- Electricity Supply Contract between Company and
        Central Jersey Power & Light Company effective May 1985--Incorporated by reference to Exhibit 10(d) of the Company's Registration Statement on Form S-1 (No. 33-13298).

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

10(f)-- New Jersey Steel Corporation Executive Thrift Savings
        Plan--Incorporated by reference to Exhibit 10(I) of the Company's Registration Statement on Form S-1 (No.
        33-13298).

10(g)-- New Jersey Steel Corporation Thrift Savings Plan (as amended 1994)--Incorporated by reference to Exhibit 10(g) of the Company's Annual Report on Form 10-K for the year ended November 30, 1994 (File No. 0-15838).

10(h)-- New Jersey Steel Corporation Thrift Trust Savings
        Agreement (as amended 1994)--Incorporated by reference to Exhibit 10(h) of the Company's Annual Report on Form 10-K for the year ended November 30, 1994 (File No. 0-15838).

10(i)-- Registration Agreement between the Company and Von
        Roll Ltd. dated as of April 1, 1987--Incorporated by reference to Exhibit 10(h) of the Company's
        Registration Statement on Form S-1 (No. 33-13298).

10(j)-- Employment Agreement dated September 23, 1993 between the Company and Robert J. Pasquarelli--Incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended November 30, 1993 (File No. 0-15838).

10(k)-- Revolving Loan and Security Agreement dated March 31,
        1993, as amended by Amendment dated April 1994, as amended by Second Amendment dated May 31, 1994, as amended by Third Amendment dated December 31, 1994 --Incorporated by reference to Exhibit 10(j) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995 (File No. 0-15838).

10(l)-- Fourth Amendment, dated May 12, 1995, to the Revolving
        Loan and Security Agreement dated March 31, 1993, as amended by Amendment dated April 1994, as amended by Second Amendment dated May 31, 1994, as amended by Third Amendment dated December 31, 1994--Incorporated by reference to Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995 (File No. 0-15838).

10(m)-- Fifth Amendment, dated August 29, 1995, to the
        Revolving Loan and Security Agreement dated March 31, 1993, as amended by Amendment dated April 1994, as amended by Second Amendment dated May 31, 1994, as amended by Third Amendment dated December 31, 1994, as amended by Fourth Amendment dated May 12, 1995 --Incorporated by reference to Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995 (File No. 0-15838).

10(n)-- Financial Statements of Excel Mining Systems, Inc.--To be filed by amendment.

23   --   Consent of KPMG Peat Marwick LLP.

27   --   Financial Data Schedule.


                            SIGNATURES

    Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 28, 1996

                             NEW JERSEY STEEL CORPORATION

                             By:/s/ Paul Roik
                                --------------------------------
                                Paul Roik, Vice President,
                                Finance and Treasurer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

    Signature                   Title               Date


/s/ H. Georg Hahnloser     Director, Chairman   February 28,1996
-------------------------  of the Board
H. Georg Hahnloser         (Principal Executive
                           Officer)

/s/ Paul Roik              Vice President -     February 28,1996
-------------------------  Finance
Paul Roik                  and Treasurer (Principal
                           Financial and Accounting
                           Officer)

/s/ Hans G. Trosch         Director             February 28,1996
-------------------------
Hans G. Trosch


                           Director
-------------------------
Robert LeBuhn


/s/ Walter H. Beebe        Director             February 28,1996
-------------------------
Walter H. Beebe


Exhibit 23

Independent Auditors' Consent


    The Board of Directors
    New Jersey Steel Corporation:


We consent to incorporation by reference in the Registration Statements (No. 33-17435 and 33-52194) on Forms S-8 of New Jersey Steel Corporation of our report dated January 11, 1996, except as to the last paragraph of note 8, which is as of February 6, 1996, relating to the consolidated balance sheets of New Jersey Steel Corporation and subsidiary as of November 30, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity, and cash flows and related schedule for each of the years in the three-year period ended November 30, 1995, which report appears in the November 30, 1995 annual report on Form 10-K of New Jersey Steel Corporation.



                           KPMG Peat Marwick LLP


    Short Hills, New Jersey
    February 27, 1996