Form 10-K/A
period 1995-11-30
NEW JERSEY STEEL CORP
filed 1996-03-15
CIK 812310

FORM 10-K/A

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

March 15, 1996

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

    Signature                   Title               Date


/s/ H. Georg Hahnloser     Director, Chairman   March 15,1996
-------------------------  of the Board
H. Georg Hahnloser         (Principal Executive
                           Officer)

/s/ Paul Roik              Vice President -     March 15,1996
-------------------------  Finance
Paul Roik                  and Treasurer (Principal
                           Financial and Accounting
                           Officer)

/s/ Hans G. Trosch         Director             March 15,1996
-------------------------
Hans G. Trosch


                           Director
-------------------------
Robert LeBuhn


/s/ Walter H. Beebe        Director             March 15,1996
-------------------------
Walter H. Beebe