Form 10-Q
period 1996-02-29
NEW JERSEY STEEL CORP
filed 1996-04-15
CIK 812310

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                FORM 10-Q
(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 29, 1996 or

[   ]          Transaction report pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

For the transition period from _____________________ to ______________________

Commission file number 0-15838

                        NEW JERSEY STEEL CORPORATION
- ------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          DELAWARE                                              22-2137967
- ------------------------------                            --------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

          NORTH CROSSMAN ROAD, SAYREVILLE, NEW JERSEY          08872
- ------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, include area code: (908) 721-6600
                                                  --------------

                              Not Applicable
- ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

                            Yes ______  No _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 29, 1996.

$.01 Par Value Common Stock                                      5,920,500
- ---------------------------                              ---------------------
     (Title of Class)                                    (Number of Shares
                                                          Outstanding)


NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Operations
Three-Month Periods ended February 29, 1996
and February 28, 1995
(In Thousands, Except Per Share Data)

                                        1996            1995
                                      -------         -------
                                            (Unaudited)
Net sales                            $24,583         $26,222
Net sales - affiliates                 2,072           3,671
Cost of sales                         30,989          27,934
                                      -------        --------
    Gross profit (loss)               (4,334)          1,959

Selling, general and
 administrative expenses               2,079           1,679

     Operating (loss) income          (6,413)            280

Other income (expense):
 Interest (expense)                     (177)            (59)
 Rental income                            55              48
 Other income (expense)                    4             (95)
                                      -------         -------
     (Loss) earnings before
     provision for income
     taxes and equity in
     operations of investee           (6,531)            174

Provision for income taxes                --              44
                                      -------         -------
     (Loss)earnings before
     equity in operations of
     investee                         (6,531)            130

Equity in operations of investee         (90)            242
                                      -------         -------
     Net (loss) earnings              (6,621)            372
                                      =======        ========
Net (loss) earnings per
common share                          ($1.12)          $0.06

Weighted average number of
shares outstanding                     5,921           5,893

See accompanying notes to condensed consolidated financial statements.

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)

                                      Feb 29          Nov 30
Assets                                  1996            1995
- ------                                -------         -------
                                    (Unaudited)
Current assets:
 Cash and cash equivalents           $    28              61
 Receivables:
   Trade, net                         14,336          22,164
 Trade - affiliates                    3,014           1,538
 Other                                   319             293
                                     --------        --------
     Net receivables                  17,669          23,995
                                     --------        --------
 Inventories                          16,719          15,276
 Prepaid expenses and
   other current assets                  396             508
 Deferred income taxes                   837             837
                                     --------        --------
     Total current assets             35,649          40,677

 Property, plant and equipment, net   85,517          82,365
 Other assets                          1,717           5,691
 Deferred income taxes                 4,063           4,063
 Real estate, net                     13,320          13,447
                                     --------        --------
                                    $140,266         146,243
                                     ========        ========

Liabilities and Stockholders' Equity
- ------------------------------------
Current liabilities:
 Current installments of long
   term debt                           1,500           1,125
 Accounts payable - trade             31,885          28,514
 Due to parent                           902             789
 Accrued expenses                      1,904           7,219
                                     --------        --------
     Total current liabilities        36,191          37,647
                                     --------        --------

Note payable - bank                   14,375          11,900
Long term debt, less current
   installments                        6,000           6,375
Stockholders' equity:
 Preferred stock, $.01 par value.
   Authorized 5,000,000 shares;
   none issued.                           --              --
 Common stock, $.01 par value.
   Authorized 15,000,000 shares;
   issued and outstanding 5,920,500
   shares in 1996 and 1995                59              59
 Additional paid-in capital          134,070         134,070
 Accumulated deficit                 (50,429)        (43,808)
                                     --------        --------
     Total stockholders' equity       83,700          90,321
                                     --------        --------
Commitments and contingencies
                                     --------        --------
                                    $140,266         146,243
                                     ========        ========

See accompanying notes to condensed consolidated financial statements.


NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
Three-Month Periods Ended February 29, 1996
and February 28, 1995
(Dollars in Thousands)

                                                1996            1995
                                              -------         -------
                                            (Unaudited)
Cash flows from operating activities:
     Net (loss) earnings                     $(6,621)            372
     Adjustments to reconcile net
     (loss) earnings to net cash
     used in operating activities:
          Depreciation                         1,971           1,761
          Provision for losses on
           trade receivables                      70             105
          Equity in operations of
           investee                               90            (242)
          Changes in assets and
           liabilities:
            Decrease in net
            receivables                        6,256           3,227
            Increase in inventories           (1,443)         (6,022)
            Decrease in prepaid
             expenses and other
             current assets                      112             157
            Decrease (increase)
            in other assets                    3,884            (108)
           Increase (decrease) in accounts
            payable - trade                    3,371          (1,536)
           Decrease in due to parent and
            accrued expenses                  (5,202)         (2,147)
                                              -------         -------

               Net cash generated by (used
                in) operating activities       2,488          (4,433)
                                              -------         -------
Cash flows from investing activities:
     Capital expenditures                     (4,996)         (1,904)
                                              -------         -------
Cash flows from financing activities:
     Bank borrowings - net                     2,475           6,098
                                              -------         -------
              Net decrease in cash and
               cash equivalents                  (33)           (239)

Cash and cash equivalents at beginning
 of period                                        61             337
                                              -------         -------
Cash and cash equivalents at end of period   $    28         $    98
                                              =======         =======

See accompanying notes to condensed consolidated financial statements.


New Jersey Steel Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 29, 1996 and November 30, 1995
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

(1)  Basis of Presentation

     The unaudited condensed consolidated financial statements of New Jersey Steel Corporation and subsidiary (the Company), in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of such periods. The results of operations for the three-month periods ended February 29, 1996 and February 28, 1995 are not necessarily indicative of the results to be expected for the entire year. The accompanying interim financial statements should be read in conjunction with the Company's audited 1995 consolidated financial statements.

     The Company's business is seasonal and is normally slower in the winter months with inventory build-up during this period.

(2)  Capital Stock

     During the three-month periods ended February 29, 1996 and February 28, 1995 no stock options were granted or exercised.

(3)  Inventories

     Inventories consist of the following:

                                                 Feb 29          Nov 30
                                                   1996            1995
                                                 ------          ------
                                               (Unaudited)
               Finished goods                   $ 6,855           5,709
               Work-in-process                      342             341
               Raw materials, spare
                 parts and supplies               9,522           9,226
                                                 ------          ------
                                                $16,719          15,276
                                                 ======          ======

(4)  Per Common Share Amounts

     Per common share amounts are based on the weighted average number of shares of common stock outstanding during each period. The effect of stock options for the three-month periods ended February 29, 1996 and February 28, 1995 was not material.

(5)  Bank Borrowings

     In August 1995, the Company amended its revolving credit facility by agreeing with its bank to decrease the maximum amount available under such credit facility to $17,500 from $23,000 and to extend the maturity date to April 30, 1997. All other terms and conditions under the credit facility remain unchanged. Concurrently with such amendment, the Company also obtained a five-year term loan in the amount of $7,500 with a maturity date of December 31, 2000. Principal payments under the term loan are due in quarterly installments of $375 beginning March 31, 1996. Interest is payable monthly at an annual rate of 8.65%.

     Borrowings under the credit facility and term loan are secured by the Company's eligible accounts receivable and inventory, as defined. Total bank interest paid for the three-month period ended February 29, 1996 totaled $462. Total interest capitalized for the three-month period ended February 29, 1996 totaled $441.

        As a result of the loss incurred in the first quarter of 1996, the Company would have been in violation of certain financial covenants of it bank credit agreement. However, the bank has waived the non-compliance and the Company is renegotiating a revised credit agreement with the bank.
Additionally, the Company has obtained a commitment, subject to the satisfactory renegotiation of the bank credit agreement, from Von Roll Holding Ltd., its principal shareholder, to provide an additional $15,000 on a revolving basis for a two-year period. Von Roll advanced $8,000 to the Company on April 10 which will become part of such $15,000 million commitment. Under the revised arrangements, the Company's pledge of assets to secure its bank borrowings will be expanded to include certain real property and to cover the revolving borrowing from Von Roll. There can be no assurance that any such borrowing arrangements can be negotiated on terms acceptable to Von Roll, the bank and the Company. However, the company expects to finalize the borrowing arrangements in the next several weeks. At the present time, the Company's operations depend on bank financing, and if its present bank financing were not available, the Company would be required to seek other sources of financing.

(6)  Commitments and Contingencies

     In September 1994, the New Jersey Department of Environmental Protection (the "NJDEP") issued a "Permit to Construct, Install or Alter Control Apparatus or Equipment," a "Prevention of Significant Deterioration Permit," and a "Temporary Certificate to Operate" (all of the foregoing are hereinafter referred to as the "Temporary Permit") to the Company. The Temporary Permit authorized the Company to install the Consteel process at its Sayreville, New Jersey Steel mill and directed that there be a stack test, the results of which were submitted to the NJDEP on March 8, 1996.

     The numbers in the Temporary Permit were estimates based on representations from the manufacturer of the Consteel system, certain assumptions concerning how the Consteel process differed from conventional electric arc furnaces, and a scaling up of the numbers to address the increase in the size of the furnace. That methodology was flawed. The plant generates certain emissions -- including carbon monoxide (CO), oxides of nitrogen (NOx) and volatile organic compounds (VOC) -- which exceed the levels contained in the Temporary Permit. Based on their modeling, the Company's consulting engineers have advised that the actual emission levels do not have an adverse impact on ambient air quality. However, the NJDEP issued a Notice of Violation in response to the stack test results.

     In conjunction with the March 8, 1996 submission of the stack test results, the Company applied for a modification of its Temporary Permit to reflect the actual operation of the Consteel process. Until such time as a new permit is issued, there is a question as to whether the Company is in violation of the Temporary Permit and, as a consequence, is subject to fines and penalties, the amounts of which are subject to the discretion of the NJDEP.
The Company is engaged in discussions with the NJDEP regarding how to proceed in this matter. The Company believes the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position.

     In March 1996, the National Resources Defense Council and the Public Interest Research Group of New Jersey, Inc., commenced a lawsuit against the Company in the United States District Court for the District of New Jersey (Civil Action No. 96-1060 (DRD)). The lawsuit is based on the Company's Continuous Emissions Monitoring System reports submitted to the NJDEP and claims that the exceedances since April 1995 constitute violations of the Clean Air Act which are not being pursued by the NJDEP. The complaint seeks fines and penalties for the alleged violations and an injunction mandating operation of the Sayreville Mill in accordance with the Temporary Permit.
The Company intends to vigorously defend itself in this action and filed an answer with the United States District Court on April 10, 1996.

     The Company and Von Roll AG ("Von Roll") are defendants in an action entitled GARY LUTIN v. NEW JERSEY STEEL CORPORATION, VON ROLL LTD. a/k/a VON ROLL AG, AND UNKNOWN PARTIES 1-10, currently pending in the United States District Court for the Southern District of New York (Case No. 93 CIV. 6612). The action was originally brought against Excel Mining Systems, Inc., Bruce
A. Cassidy and Frederick B. Munson and involved allegations that the defendants had conspired to destroy the mine roof bolt business of Advanced Mining Systems, Inc. The original complaint sought damages in excess of $12,000. In 1992, the Company and Von Roll were added as additional parties. The action was subsequently removed to federal court and transferred to the Southern District of New York. A motion to dismiss the Company and Von Roll has been pending, undecided, for several years. In 1994, in connection with the settlement of an unrelated action, the original defendants were dropped as defendants in this action. In June 1995, the plaintiff moved to serve an amended complaint which restated the claims from the original action as claims under the federal RICO statute and related state laws. This motion is currently pending. At the same time, plaintiff filed a new action in the United States District Court for the Southern District of New York against the Company, Von Roll and various directors and officers of the Company, entitled GARY LUTIN v. NEW JERSEY STEEL CORPORATION, VON ROLL LTD. a/k/a VON ROLL AG, WALTER H. BEEBE, HEINZ FRECH, H. GEORG HAHNLOSER, HARVEY L. KARP, ROBERT PASQUARELLI, THOMAS W. JACKSON, PAUL ROIK AND UNKNOWN PARTIES 10-19 (Case No. 95 CIV 4965). This action is based on the same facts and seeks unspecified damages which plaintiff claims to be in excess of $50,000. The Company has made a motion for an order dismissing the complaint and for summary judgement in the new action. Although pre-trial discovery has not commenced, based on the facts known, the Company's legal counsel and management believes that plaintiff's claims are without merit.

     In March 1994, Novo-Plez SA ("Novo") and NASCO Brokers, Inc. ("NASCO") (Novo and NASCO, collectively "the Claimants"), steel brokers, commenced an arbitration against the Company in the International Court of Arbitration of the International Chamber of Commerce (the "Swiss Arbitration"). The Claimants sought a total of $9,421 in damages for steel purchased from the Company which the Claimants assert were of inferior quality. Upon conclusion of the arbitration hearings held in late 1995, the Arbitrator issued an award dated March 29, 1996 in favor of the Company denying all of Claimants' claims for losses and damages.

     Egyptian Metals Company ("EMC"), the customer of the Claimants in the Swiss Arbitration, is pursuing a related claim before the "Tribunal de Commerce" in Paris, France (the "Paris Action"), alleging that a French broker and the Company are liable to it for the sale of the defective billets. EMC claimed damages of $2,121 and an additional claim for payment of FF100,000 under the French Code of Civil Procedure. The Claim has since been reduced to $1,281. Management believes that the Company is not liable to EMC for any damages. The Company has not entered an appearance in the Paris Action as, based upon the advice of legal counsel, management believes that the French court is without jurisdiction over the Company and that the litigation will ultimately be dismissed or, if judgement is in fact entered, that it will be unenforceable against the Company in the United States.

     In February 1995, EMC commenced an action against the Company, Novo and NASCO in the United States District Court for the District of New Jersey
(Case No. CIV. 95 823 (DRD)) based on the same transactions as the Paris
Action and the Swiss Arbitration seeking damages against the three defendants individually in the amount of $5,050. Management believes, based on the advice of legal counsel, the Company will ultimately prevail in its defense of this action.

     In November, 1993, AJ Ross Logistics, Inc. ("AJ Ross") filed a petition under Chapter 11 of the U.S. Bankruptcy Code. AJ Ross was a significant customer of the Company and the Company received in excess of $5,600 in payments on trade receivables from AJ Ross in the year immediately preceding the filing of the Chapter 11 petition. The AJ Ross case has been converted to Chapter 7 and the Trustee is seeking $87 from the Company on the grounds that such portion of the $5,600 in payments constituted a voidable preference under the U.S. Bankruptcy Code. The Company is contesting the Trustee's claim and the matter is under negotiation.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-Month Periods ended February 29, 1996 and February 28, 1995

A summary of the period-to-period changes in the "Condensed Consolidated Statements of Operations" for the three-month periods ended February 29, 1996 and February 28, 1995 is shown below (Dollars in thousands):

                                             Percent of Net Sales
                 --------------------------  --------------------
                     1996    1995  Inc.(Dec)      1996       1995
                 --------------------------  --------------------
Net sales         $26,655  29,893    (3,238)     100.0      100.0


Gross profit(loss) (4,334)  1,959    (6,293)     (16.3)       6.5

Selling,
general and
administrative
expenses            2,079   1,679       400        7.8        5.6

Other (expense)      (118)   (106)       12        (.4)       (.4)

(Loss) earnings
before provision
for income taxes
and equity in
operations of
investee           (6,531)    174    (6,705)     (24.5)        .5

Provision for
income taxes           --      44       (44)       --          .1

(Loss) earnings
before equity
in operations of
investee           (6,531)    130    (6,661)     (24.5)        .4

Equity in
operations of
investee              (90)    242      (332)       (.3)        .8
                  --------------------------   -------------------
Net (loss)
earnings         $ (6,621)    372    (6,993)     (24.8)       1.2
                  ==========================   ===================

MANAGEMENT'S DISCUSSION AND ANALYSIS
Three Months Ended February 29, 1996 compared to the three months ended February 28, 1995

     Net sales for the first quarter of 1996 decreased 11% to $26,655,000 as compared to the first quarter of 1995 primarily due to a 14% decrease in
average finished goods selling prices.   While total shipments for the 1996
quarter increased because of higher billet shipments, rebar shipments for the quarter remained flat in comparison to the 1995 quarter. Because of severe winter weather, the Company's shipping options in its Northeast home market became more limited in the first quarter of 1996. As a result, an unusually high percentage of 1996 first quarter rebar shipments went out of the Company's traditional Northeast home market. Average finished goods selling prices declined to $272 per ton in the first quarter of 1996 from $316 per ton in the first quarter of 1995. This decline reflected a much more competitive pricing environment in 1996 and the effect of a high percentage mix of out of market rebar shipments in 1996. As compared to home market shipments, these "out of market" rebar shipments yielded lower net selling prices because of higher freight costs incurred in shipping.

     The combination of lower rebar selling prices and higher operating cost negatively impacted gross profit margins during the first quarter of 1996 as compared to 1995. Gross profit for the first quarter ended February 29, 1996 declined $6,293,000 to a $4,334,000 loss from a profit of $1,959,000 in the first quarter of 1995. Operating costs in the first quarter of 1996 increased over 1995 levels reflecting lower production levels and the negative impact of severe winter weather in the Northeast. Material costs in the first quarter 1996 increased over the first quarter 1995 levels due primarily to higher alloy prices. Scrap costs remained relatively flat in 1996 as compared to 1995, rising to $113 per ton in the first quarter 1996 from $112 per ton in 1995. Severe weather conditions in the Northeast hurt both production levels and energy costs during the first quarter of 1996. Electricity costs increased. Gas prices increased and gas availability declined. These factors hurt conversion costs in both the melt shop and rolling mill during the first quarter of 1996.

     Selling, general and administrative expenses for the first quarter 1996 increased $400,000 to $2,079,000 from $1,679,000 for the comparable 1995 period primarily due to severence to a former officer of the Company.
Other income (expense) during the quarter ended February 29, 1996 were consistent with the quarter ended February 28, 1995.

     New Jersey Steel's share of equity in the operations of an investee contributed a $90,000 loss to the Company for the quarter ended February 29, 1996 as compared to $242,000 of income for the quarter ended February 28, 1995.

Liquidity and Capital Resources

     As of February 29, 1996, the Company had cash and cash equivalents of $28,000 and total outstanding indebtedness of $14,375,000 under a bank revolving credit facility with a current maximum of $17,500,000. The credit facility is secured by accounts receivable and inventory and expires in April 1997. The Company also has a five-year term loan in the amount of $7,500,000 with a maturity date of December 31, 2000. Principal payments under the term loan are due in quarterly installments of $375,000 beginning March 31, 1996.

     The quarter ended February 29, 1996 reflects reduced working capital as compared to November 30, 1995. This is primarily the result of a decrease of $6.3 million in net receivable with only a $1.5 million decrease in current liabilities.

     Net cash generated by operating activities was $2,488,000 for the quarter ended February 29, 1996 as compared to $4,433,000 of net cash used during the comparable quarter of 1995. Decreases in receivables of $6,256,000 and other assets of $3,884,000 were the primary contributors to this change. Net bank borrowings for the first quarter of 1996 were $2,475,000 as compared to $6,098,000 in the first quarter of 1995. Capital expenditures increased to $4,996,000 for the first quarter of 1996 as compared to $1,904,000 for the 1995 first quarter, primarily as a result of increased spending due to the installation of the new continuous casting machine. The Company expects to incur capital expenditures of $13.2 million in fiscal 1996, primarily for installation of a new continuous casting machine and for new cost reduction projects identified during the course of a review of melt shop operations by technical consultants in the first quarter.

        As a result of the loss incurred in the first quarter of 1996, the Company would have been in violation of certain financial covenants of it bank credit agreement. However, the bank has waived the non-compliance and the Company is renegotiating a revised credit agreement with the bank.
Additionally, the Company has obtained a commitment, subject to the satisfactory renegotiation of the bank credit agreement, from Von Roll Holding Ltd., its principal shareholder, to provide an additional $15 million on a revolving basis for a two-year period. Von Roll advanced $8 million to the Company on April 10 which will become part of such $15 million commitment.
Under the revised arrangements, the Company's pledge of assets to secure its bank borrowings will be expanded to include certain real property and to cover the revolving borrowing from Von Roll. There can be no assurance that any such borrowing arrangements can be negotiated on terms acceptable to Von Roll, the bank and the Company. However, the Company expects to finalize the borrowing arrangements in the next several weeks. At the present time, the Company's operations depend on bank financing, and if its present bank financing were not available, the Company would be required to seek other sources of financing. The Company believes cash flows generated by future operations and its credit facility will be adequate to fund day-to-day operations and contemplated capital expenditures for the balance of the fiscal year.


PART II.  Other Information

Item 1.   Legal Proceedings

     See "Note (6) - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements" for a description of (i) the new lawsuit instituted against the Company by the National Resources Defense Council and the Public Interest Research Group of New Jersey, Inc., and (ii) the arbitration award rendered in favor of the Company in the arbitration instituted by Novo-Plez SA and NASCO Brokers, Inc.

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

     None.

Item 3.    Defaults Upon Senior Securities

     None.

Item 4.    Submission of Matters to a Vote of Security Holders

     None.

Item 5.    Other Information

     None.

Item 6.    Exhibits and Reports on Form 8-K

3(a)   -   Restated Certificate of Incorporation as amended -- Incorporated by reference to Exhibit 3(a) of the Company's Registration Statement on Form S-1 (No. 33-13298).

3(b)   -   By-laws, as amended -- Incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended November 30, 1993 (File No. 0-15838).

4(a)   -   Form of Certificate for shares of Common Stock of the Company --
           Incorporated by reference to Exhibit 4(a) of the Company's Registration Statement on Form S-1 (No. 33-13298).

10(a)  -   Electricity Supply Contract between Company and Central Jersey
           Power & Light Company effective May 1985 -- Incorporated by reference to Exhibit 10(d) of the Company's Registration Statement on Form S-1 (No. 33-13298).

10(b)  -   Technical Services and Management Consulting Agreement between the
           Company and Von Roll Ltd. dated as of April 1, 1987 -- Incorporated by reference to Exhibit 10(e) of the Company's Registration Statement on Form S-1 (No. 33-13298).

10(c)  -   Incentive Stock Option Plan of Company adopted October 2, 1987 with amendments -- Incorporated by reference to Exhibit 10(f) of the Company's Registration Statement on Form S-1 (No. 33-13298).

10(d)  -   Form of Stock Option Agreement -- Incorporated by reference to
           Exhibit 4(b) of the Company's Registration Statement on Form S-8 (No. 33-17435).

10(e)  -   Indemnity Agreement between the Company and Von Roll Ltd. dated as of April 1, 1987 -- Incorporated by reference to Exhibit 10(g) of the Company's Registration Statement on Form S-1 (No. 33-13298).

10(f)  -   New Jersey Steel Corporation Executive Thrift Savings Plan --
           Incorporated by reference to Exhibit 10(i) of the Company's Registration Statement on Form S-1 (No. 33-13298).

10(g)  -   New Jersey Steel Corporation Thrift Savings Plan (as amended 1994)
           -- Incorporated by reference to Exhibit 10(g) of the Company's Annual Report on Form 10-K for the year ended November 30, 1994 (File No. 0-15838).

10(h)  -   New Jersey Steel Corporation Thrift Trust Savings Agreement (as
           amended 1994) -- Incorporated by reference to Exhibit 10(h) of the Company's Annual Report on Form 10-K for the year ended November 30, 1994 (File No. 0-15838).

10(i)  -   Registration Agreement between the Company and Von Roll Ltd. dated as of April 1, 1987 -- Incorporated by reference to Exhibit 10(h) of the Company's Registration Statement on Form S-1 (No. 33-13298).

10(j)  -   Employment Agreement dated September 23, 1993 between the Company and
           Robert J. Pasquarelli -- Incorporated by reference to Exhibit 10(k) to the Company Annual Report on Form 10-K for the year ended November 30, 1993 (File No. 0-15838).

10(k)  -   Revolving Loan and Security Agreement dated March 31, 1993, as amended by Amendment dated April 1994, as amended by Second Amendment dated May 31, 1994, as amended by Third Amendment dated December
           31, 1994 -- Incorporated by reference to Exhibit 10(j) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995 (File No. 0-15838).

10(l)  -   Fourth Amendment, dated May 12, 1995, to the Revolving Loan and
           Security Agreement dated March 31, 1993, as amended by Amendment dated April 1994, as amended by Second Amendment dated May 31, 1994, as amended by Third Amendment dated December 31, 1994 -- Incorporated by reference to Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995 (File No. 0-15838).

10(m)  -   Fifth Amendment, dated August 29,1995, to the Revolving Loan and
           Security Agreement dated March 31, 1993, as amended by Amendment dated April 1994, as amended by Second Amendment dated May 31, 1994, as amended by Third Amendment dated December 31, 1994, as amended by Fourth Amendment dated May 12, 1995 -- Incorporated by reference to
           Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995 (File No. 0-15838).

27     -   Financial Data Schedule


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NEW JERSEY STEEL CORPORATION
                                     Registrant


Dated: April 15, 1996                /s/ Paul Roik
                                     ----------------------------
                                     Paul Roik, Vice President -
                                     Finance and Treasurer
                                     (Principal Financial and
                                     Accounting Officer)