Form 10-K/A
period 1995-11-30
NEW JERSEY STEEL CORP
filed 1996-06-28
CIK 812310

FORM 10-K/A
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC 20549

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended            November 30, 1995
                          --------------------------------------
                                   or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                to
                               --------------     --------------

Commission file number: 0-15838

                    NEW JERSEY STEEL CORPORATION
- ----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

   DELAWARE                                      22-2137967
- -----------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer of
incorporation or organization)             Identification No.)

North Crossman Road, Sayreville, NJ                         08872
- -----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (908)721-6600

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, $.01 par value
- -----------------------------------------------------------------
                          (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-k or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates:
$20,020,688 based on the last sales price of such common stock on February 14, 1996 as reported on the NASDAQ National Market
System.

Number of share of Common Stock, par value $.01 per share, outstanding at February 14, 1996: 5,920,500.

DOCUMENTS INCORPORATED BY REFERENCE: None.
- -----------------------------------------------------------------

Item 8.   Financial Statements and Supplementary Data

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

Schedule - Years ended November 30, 1995, 1994 and 1993:
         II - Valuation and Qualifying Accounts

Schedules other than that listed above are omitted as the
required information is either not applicable or is included in the consolidated financial statements or notes thereto.
- ------------------------------------------------------------------------------

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


                                                KPMG Peat Marwick LLP
Short Hills, New Jersey
January 11, 1996, except as to the
last paragraph of note 8, which
is as of February 6, 1996
- -----------------------------------------------------------------------------

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
November 30, 1995 and 1994
(Dollars in Thousands, Except Per Share Data)


Assets                                          1995          1994
- ------                                          ----          ----
Current assets:
  Cash and cash equivalents                 $     61           337
  Receivables:
    Trade, less allowance for doubtful
     receivables of $2,147 and $1,846
     in 1995 and 1994, respectively           22,164        19,874
    Trade - affiliates                         1,538         2,858
    Other                                        293           364
                                             -------       -------
         Net receivables                      23,995        23,096
                                             -------       -------

  Inventories                                 15,276        14,853
  Prepaid expenses and other current assets      508         1,238
  Deferred income taxes                          837           382
                                             -------       -------
         Total current assets                 40,677        39,906

Property, plant and equipment, net            82,365        73,928
Other assets                                   5,691         3,931
Deferred income taxes                          4,063         4,518
Real estate, net                              13,447        13,953
                                             -------       -------
                                            $146,243       136,236
                                             =======       =======

Liabilities and Stockholders' Equity
- ------------------------------------
Current liabilities:
  Current installments of long-term debt       1,125             -
  Accounts payable - trade                    28,514        27,824
  Due to parent                                  789           339
  Accrued expenses                             7,219         5,015
  Customer deposit                                 -         3,072
                                             -------       -------
       Total current liabilities              37,647        36,250
                                             -------       -------

Note payable - bank                           11,900        10,536
Long-term debt, less current installments      6,375             -
Stockholders' equity:
  Preferred stock, $.01 par value.
    Authorized 5,000,000 shares; none issued       -             -
  Common stock, $.01 par value.
    Authorized 15,000,000 shares; issued
    and outstanding 5,920,500 shares in
    1995 and 5,893,370 shares in 1994             59            59
  Additional paid-in capital                 134,070       133,904
  Accumulated deficit                        (43,808)      (44,513)
                                             -------       -------
         Total stockholders' equity           90,321        89,450

Commitments and contingencies                -------       -------
                                            $146,243       136,236
                                             =======       =======

See accompanying notes to consolidated financial statements.

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations
Years ended November 30, 1995, 1994 and 1993
(In Thousands, Except Per Share Data)

                                           1995         1994        1993
                                           ----         ----        ----
Net sales                              $128,319      128,605     106,366
Net sales - affiliates                    8,917        9,150      13,096
Cost of sales                           129,253      128,733     112,333
                                        -------      -------     -------
      Gross profit                        7,983        9,022       7,129

Selling, general and administrative
 expenses, including management
 and technical consulting fees to
 Von Roll Ltd. of $450 in 1995,
 1994 and 1993                            7,165        6,997     11,727
                                        -------      -------    -------
       Operating income (loss)              818        2,025     (4,598)
                                        -------      -------    -------

Other (expense) income:
  Interest (expense) income                (633)          43        211
  Rental                                    151          531        862
  Gain on insurance settlement                -            -        627
  Other expense                             (96)           -       (804)
                                        -------      -------    -------
                                           (578)         574        896
                                        -------      -------    -------

       Earnings (loss) before
        provision for income taxes,
        equity in operations of
        investee and cumulative
        effect of change in
        accounting for income taxes         240        2,599     (3,702)

Provision for income taxes                    -            -          -
                                       --------      -------     ------
       Earnings (loss) before equity
        in operations of investee
        and cumulative effect of
        change in accounting for
        income taxes                        240        2,599     (3,702)

Equity in operations of investee            465            -          -
      Earnings (loss) before
       cumulative effect of
       change in accounting for
       income taxes                         705        2,599     (3,702)

Cumulative effect of change in
 accounting for income taxes                  -            -      4,900
                                       --------     --------   --------
      Net earnings                   $      705        2,599      1,198
                                       ========     ========   ========

Per common share amounts:
      Earnings (loss) before
       cumulative effect of change
       in accounting for income
       taxes                         $      .12          .44       (.63)
      Cumulative effect of change
       in accounting for income
       taxes                                  -            -        .83
                                       --------     --------   --------
          Net earnings per common
           share                     $      .12          .44        .20
                                       ========     ========   ========

Weighted average number of common
 shares outstanding                       5,903        5,883      5,874
                                       ========     ========   ========

See accompanying notes to consolidated financial statements.



NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
Years ended November 30, 1995, 1994 and 1993
(Dollars in Thousands, Except Per Share Data)

                     Capital stock
            -------------------------------
            Preferred               Common
            Stock                   Stock
            -------------------------------
            $.01               $.01                                    Total
            par                 par             Additional   Accum-    stock-
            value              value             paid-in     ulated    holders'
            shares   Amount    shares  Amount    capital    deficit    equity
            ------   ------   -------  ------    ---------  -------    -------
Balances at
November 30,
1992             -   $   -  5,873,870  $   59      133,676  (48,310)    85,425

Net earnings     -       -          -       -            -    1,198      1,198
            ------   ------ ---------   -----    ---------  -------    -------
Balances at
November 30,
1993             -       -  5,873,870      59      133,676  (47,112)    86,623


Common stock
options
exercised        -       -     19,500       -          228        -        228

Net earnings     -       -          -       -            -    2,599      2,599
            ------  ------  ---------   -----    ---------  -------   --------
Balances at
November 30,
1994             -       -  5,893,370      59      133,904  (44,513)    89,450

Common stock
options
exercised        -       -     27,130       -          166        -        166

Net earnings     -       -          -       -            -      705        705
            ------  ------  ----------  -----    ---------  -------   --------
Balances at
November 30,
1995             -  $    -  5,920,500   $  59      134,070  (43,808)    90,321
            ======   =====  ==========  =====    =========  ========  ========

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

(3) Inventories

Inventories at November 30, 1995 and 1994 consist of the following:

                                      1995           1994
                                      ----           ----

          Finished goods            $5,709          4,707
          Work in process              341            305
          Raw materials, spare
            parts and supplies       9,226          9,841
                                    ------         ------
                                   $15,276         14,853
                                    ======         ======

(4)Property, Plant and Equipment

Property, plant and equipment at November 30, 1995 and 1994 consist of the following:

                                               1995      1994
                                               ----      ----
      Land and land improvements              1,944     1,944
      Steel mill and related facilities      62,717    62,646
      Machinery and equipment                89,698    82,228
      Construction in progress               18,706    11,613
                                            -------   -------
                                            173,065   158,431
      Less accumulated depreciation          90,700    84,503
                                            -------   -------
                                          $  82,365    73,928
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

(6)  Income Taxes

The components of the deferred income tax assets and liabilities arising under Statement 109 at November 30, 1995 and 1994 are as follows:

                                              1995          1994
                                            ------         -----
Deferred tax assets:
  Federal and state net operating
    loss carryforwards                     $11,670         8,593
  Other tax credit carryforwards             4,585         4,585
  Equity investment                            799           764
  Deferred compensation                      1,186           947
  Other deductible temporary differences     1,839         1,187
  Valuation allowances                      (7,468)       (7,582)
                                             -----         -----
                                           $12,611         8,494
                                            ======         =====

Deferred tax liabilities:
  Fixed asset basis differences              6,718         2,789
  Other taxable temporary differences          993           805
                                             -----         -----
                                           $ 7,711         3,594
                                             =====         =====

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

    (ii) As a result of new business opportunities, during fiscal 1996 the Company expects to increase its sale of billets which will enable the mill to operate at higher rates and reduced costs.

    (iii) The Company operates in a highly cyclical industry and consequently has a history of generating and subsequently utilizing significant amounts of NOL carryforwards.

The provision for income taxes for the years ended November 30, 1995, 1994 and 1993 differs from the expected (benefit) provision for Federal income taxes as follows:

                                         1995      1994       1993
                                         ----      ----       ----
  Computed expected (benefit) provi-
    sion for Federal income taxes      $   82       884     (1,259)

  Change in the beginning of the year
    balance of the valuation al-
    lowance for deferred tax assets
    allocated to the provision for
    income taxes                         (114)   (1,446)         -

  Expense with no tax benefit              15       222          -

  State income taxes before change
    in valuation allowance (net of
    Federal income tax benefit)            17       117          -

  Loss for which no benefit was
    recorded                                -         -      1,259

  Other                                     -       223          -
                                        -----     -----     ------
                                        $   -         -          -
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

Information on common stock options is as follows:

                                                        Incentive
                                                      stock options
                                                ------------------------
                                                                 Price
                                                 Shares        Per Share
                                                ------------------------

              Outstanding at November 30, 1992   129,130    $3.00- 14.00
              Granted                                  -         -
              Exercised                                -         -
                                                 -------   -------------
              Outstanding at November 30, 1993   129,130     3.00- 14.00
              Granted                                  -         -
              Exercised                          (19,500)   11.50- 11.75
                                                 -------   -------------
              Outstanding at November 30, 1994   109,630     3.00- 14.00
              Granted                                  -         -
              Exercised                          (27,130)           6.10
                                                 --------  -------------
              Outstanding and exercisable
               at November 30, 1995               82,500     3.00- 14.00
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

The bank requires the Company to meet certain financial covenants such as minimum working capital, current ratio, maximum total liabilities to tangible net worth, certain profitability (as defined) and net worth requirements.
At November 30, 1995 the Company was not in compliance with its maximum total liabilities to tangible net worth provision. On February 6, 1996 the Company obtained from the bank a waver of noncompliance at November 30, 1995.

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

(12) Subsequent Event (Unaudited)

In December 1995 the board of directors approved the closure of the Company's fabrication operations in Bowie, Maryland. Management believes the effect of such potential sale will not have a material effect on the Company's consolidated financial position or results of operations.

(13) Quarterly Financial Information (Unaudited)

The following tables set forth selected quarterly financial information:

                                                      1995
                                    -------------------------------------
                                    First     Second    Third     Fourth
                                    Quarter   Quarter   Quarter   Quarter
                                    -------------------------------------

Net sales                          $ 29,893    37,172    34,414    35,757
Gross profit                          1,959     3,395     1,937       692
Net earnings (loss)                    372      1,454       (49)   (1,072)
                                    -------------------------------------
Per share common amounts
         - net (loss) earnings     $    .06       .25      (.01)     (.18)
                                    =====================================

                                                      1994
                                    -------------------------------------
                                    First     Second    Third     Fourth
                                    Quarter   Quarter   Quarter   Quarter
                                    -------------------------------------

Net sales                          $ 22,349    35,841    40,067    39,498
Gross profit                            562       129     3,187     5,144
Net earnings (loss)                    (903)   (1,355)    1,578     3,279
                                    -------------------------------------
Per share common amounts
         - net (loss) earnings     $   (.15)     (.23)      .27       .55
                                    =====================================



Schedule II

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Valuation and Qualifying Accounts
Years ended November 30, 1995, 1994 and 1993
(Dollars in Thousands, Except Per Share Data)

                                                      Write
                                            Charged   offs,
                                  Balance   to costs  net of   Balance
                                  at be-    and ex-   recov-   at end
Description                       ginning   penses    eries    of year
- -----------                       -------   --------  ------   -------
Allowance for doubtful accounts:
Year ended November 30, 1995     $  1,846        330    (29)     2,147
Year ended November 30, 1994        1,828        742   (724)     1,846
Year ended November 30, 1993        1,836      5,774 (5,782)     1,828
                                  =======   ========  ======   =======

- -----------------------------------------------------------------------------

EXCEL MINING SYSTEMS, INC.

Condensed Financial Information as of December 30, 1995 and December 31, 1994 and for the Years Ended December
30, 1995, December 31, 1994 and December 25, 1993 and
Independent Auditor's Report

INDEPENDENT AUDITOR'S REPORT

To the Stockholders and
 Board of Directors of
 Excel Mining Systems, Inc.:

We have audited, in accordance with generally accepted auditing standards, the balance sheets of Excel Mining Systems, Inc. as of December 30, 1995 and December 31, 1994, and the related statements of income, stockholders' equity and cash flows for the years ended December 30, 1995, December 31, 1994 and December 25, 1993 (not presented herein); and in our reports dated January 23, 1996 (except for Note 9, which is as of March 8, 1996) and January 20, 1995, we expressed, except for the effects of deferring certain litigation costs as discussed in our reports, unqualified opinions on those financial statements.

In our opinion, the information set forth in the accompanying condensed financial statements is fairly stated, in all material respects, in relation to the financial statements from which it has been derived.

Pittsburgh, Pennsylvania                        Grossman, Yanak & Ford
March 8, 1996

EXCEL MINING SYSTEMS, INC.

CONDENSED BALANCE SHEETS
DECEMBER 30, 1995 AND DECEMBER 31, 1994
(Dollars in Thousands)

ASSETS                                          1995                    1994
Current assets                            $   12,847              $    7,302
Property and equipment, net                   17,637                   2,602
Notes receivable                                 220                      40
Other assets                                   2,756                     315

Total                                         33,460                  10,259

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                           12,223                   7,386
Long-term debt                                18,782                   1,558
Deferred loan fees                               387                       -
Deferred income taxes                            388                     215

Total liabilities                             31,780                   9,159

Redeemable preferred stock                       750                     750
Common stockholders' equity                      930                     350
Commitments and contingencies                      -                       -

TOTAL                                     $   33,460              $   10,259

See independent auditors' report.

EXCEL MINING SYSTEMS, INC.

CONDENSED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994
AND DECEMBER 25, 1993
(Dollars in thousands, except per share data)

                                     1995           1994            1993
Net sales                       $  73,113       $ 26,227        $ 20,213

Cost of goods sold                 64,584         23,520          19,263

Gross profit                        8,529          2,707             950

Selling, general and
  administrative expenses           4,864          1,312             683

Other expenses, net                 2,640            352             223

Income before income taxes and
  cumulative effect adjustment      1,025          1,043              44

Provision (benefit) for
  income taxes                        445            244              (9)

Income before cumulative
  effect of change in
  accounting principle                580            799              53

Cumulative effect of change in
  accounting principle                  -              -               6

Net income                      $     580       $    799        $     59

Earnings per share:
  Earning (loss) before
  cumulative effect of change
  in accounting principle (as
  adjusted for $67,500 of
  dividends on preferred
  stock for each year)          $   1,280.12    $  1,828.52     $    (35.31)

Cumulative effect of change
  in accounting principle               -              -              15.00

Net earnings (loss) per
  common share                  $   1,280.12    $  1,828.52     $    (20.31)

Weighted average number of
  common shares outstanding           400            400             400

See independent auditors' report.
- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

3.  Exhibits:

3(a)   --   Restated Certificate of Incorporation, as
            amended--Incorporated by reference to Exhibit 3(a) of the Company's Registration Statement on Form S-1 (No.33-13298).

3(b)   --   By-laws, as amended--Incorporated by reference to Exhibit 3(b)
            to the Company's Annual Report on Form 10-K for the year ended
            November 30, 1993 (File No. 0-15838).

4(a)   --   Form of Certificate for shares of Common Stock of the
            Company-- Incorporated by reference to Exhibit 4(a) of the Company's Registration Statement on Form S-1 (No.
            33-13298).

10(a)   --  Electricity Supply Contract between Company and
            Central Jersey Power & Light Company effective May
            1985--Incorporated by reference to Exhibit 10(d) of the Company's Registration Statement on Form S-1 (No.
            33-13298).

10(b)   --  Technical Services and Management Consulting Agreement
            between the Company and Von Roll Ltd. dated as of April
            1, 1987--Incorporated by reference to Exhibit 10(e) of the Company's Registration Statement on Form S-1
            (No. 33-13298).

10(c)   --  Incentive Stock Option Plan of Company adopted October
            2, 1987 with amendments--Incorporated by reference to
            Exhibit 10(f) of the Company's Registration Statement on Form S-1 (No. 33-13298).

10(d)   --  Form of Stock Option Agreement--Incorporated by reference to
            Exhibit 4(b) of the Company's Registration Statement on
            Form S-8 (No. 33-17435).

10(e)   --  Indemnity Agreement between the Company and Von Roll
            Ltd. dated as of April 1, 1987--Incorporated by reference to
            Exhibit 10(g) of the Company's Registration Statement on
            Form S-1 (No. 33-13298).

10(f)   --  New Jersey Steel Corporation Executive Thrift Savings
            Plan--Incorporated by reference to Exhibit 10(I) of the Company's Registration Statement on Form S-1 (No. 33-13298).

10(g)   --  New Jersey Steel Corporation Thrift Savings Plan (as
            amended 1994)--Incorporated by reference to Exhibit
            10(g) of the Company's Annual Report on Form 10-K for the year ended November 30, 1994 (File No. 0-15838).

10(h)   --  New Jersey Steel Corporation Thrift Trust Savings
            Agreement (as amended 1994)--Incorporated by reference to Exhibit 10(h) of the Company's Annual Report on Form
            10-K for the year ended November 30, 1994 (File No. 0-15838).

10(i)   --  Registration Agreement between the Company and Von Roll
            Ltd. dated as of April 1, 1987--Incorporated by reference to
            Exhibit 10(h) of the Company's Registration Statement on
            Form S-1 (No. 33-13298).

10(j)   --  Employment Agreement dated September 23, 1993 between
            the Company and Robert J. Pasquarelli--Incorporated by reference to Exhibit 10(k) to the Company's Annual
            Report on Form 10-K for the year ended November 30, 1993 (File No. 0-15838).

10(k)   --  Revolving Loan and Security Agreement dated March 31,
            1993, as amended by Amendment dated April 1994, as amended by Second Amendment dated May 31, 1994, as amended by Third Amendment dated December 31, 1994
            --Incorporated by reference to Exhibit 10(j) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995 (File No. 0-15838).

10(l)   --  Fourth Amendment, dated May 12, 1995, to the Revolving
            Loan and Security Agreement dated March 31, 1993, as amended by Amendment dated April 1994, as amended by Second Amendment dated May 31, 1994, as amended by
            Third Amendment dated December 31, 1994--Incorporated by reference to Exhibit 10(k) to the Company's
            Quarterly Report on Form 10-Q for the quarter ended May
            31, 1995 (File No. 0-15838).

10(m)   --  Fifth Amendment, dated August 29, 1995, to the
            Revolving Loan and Security Agreement dated March 31,
            1993, as amended by Amendment dated April 1994, as amended by Second Amendment dated May 31, 1994, as amended by Third Amendment dated December 31, 1994, as amended by Fourth Amendment dated May 12, 1995--Incorporated by reference to Exhibit 10(k) to the Company's Quarterly
            Report on Form 10-Q for the quarter ended August 31, 1995
            (File No. 0-15838).

23(a)   --  Consent of KPMG Peat Marwick LLP - Previously filed.

23(b)   --  Consent of Grossman, Yanak & Ford - Filed herewith.

27      --  Financial Data Schedule.
- -------------------------------------------------------------
                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 28, 1996                NEW JERSEY STEEL CORPORATION

                              By:/s/ Paul Roik
                             --------------------------------
                                 Paul Roik, Vice President,
                                 Finance and Treasurer (Principal
                                 Financial and Accounting Officer)

- ------------------------------------------------------------------------------

Exhibit 23(b)

Consent of Grossman, Yanak & Ford

The Board of Directors
New Jersey Steel Corporation

We consent to incorporation by reference in the Registration Statements (No. 33-17435 and 33-52194) on Form S-8 of New Jersey Steel Corporation of our report dated March 8, 1996, relating to the condensed balance sheets of Excel Mining Systems, Inc. as of December 30, 1995 and December 31, 1994, and the related condensed statements of income for the years ended December 30, 1995, December 31, 1994 and December 25, 1993, which report appears in the Annual Report on Form 10-K/A of New Jersey Steel Corporation for the year ended November 30, 1995.

Pittsburgh, Pennsylvania
June 27, 1996