Form 10-Q
period 1996-05-31
NEW JERSEY STEEL CORP
filed 1996-07-15
CIK 812310

SECURITIES AND EXCHANGE COMMISSION
                           Washington DC 20549

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 1996, or

[ ] Transaction report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to
                               ------------------    --------------------

Commission file number 0-15838

                         NEW JERSEY STEEL CORPORATION
- -------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

DELAWARE                                                   22-2137967
- -------------------------------------------------------------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                         Identification No.)

             NORTH CROSSMAN ROAD, SAYREVILLE, NEW JERSEY 08872
- -------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, include area code: (908) 721-6600

                              Not Applicable
- -------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                X  Yes      No
                               ---      ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                   Yes      No
                               ---      ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 31, 1996.

$.01 Par Value Common Stock                                 5,920,500
- -------------------------------------------------------------------------
(Title of Class)                                       (Number of Shares
                                                           Outstanding)



NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)

                                   May 31,         November 30,
                                     1996                 1995
                              ------------        -------------
                              (Unaudited)
ASSETS
- ------
Current assets:
 Cash and cash equivalents    $       118         $         61
 Receivables:
   Trade, less allowance
    for doubtful receivables
    of $2,292 and $2,147
    in 1996 and 1995,
    respectively                   23,444               22,164
 Trade - affiliates                 2,801                1,538
 Other                                300                  293
                              ------------        -------------
     Net receivables               26,545               23,995

 Inventories                       14,735               15,276
 Prepaid expenses and
  other current assets                126                  508
 Deferred income taxes                837                  837
                              ------------        -------------
     Total current assets          42,361               40,677

Property, plant
 and equipment, net                88,053               82,365
Other assets                        1,619                5,691
Deferred income taxes               4,063                4,063
Real estate held for
 investment, net                   13,194               13,447
                              ------------        -------------
                                  149,290              146,243
                              ============        =============

LIABILITIES AND
 STOCKHOLDERS' EQUITY
- ---------------------
Current liabilities:
 Current installment of
  long-term debt                      750                1,125
 Accounts payable - trade          31,950               28,514
 Due to parent                      1,129                  789
 Accrued expenses                   3,425                7,219
                              ------------        -------------
     Total current
      liabilities                  37,254               37,647

Note payable - bank                13,528               11,900
Long-term debt less
 current installment                6,750                6,375
Long-term debt - due to parent     11,000                    -
Stockholders' equity:
 Preferred stock, $.01 par
  value
  Authorized 5,000,000 shares;
   none issued                          -                    -
 Common stock, $.01 par
  value
  Authorized 15,000,000 shares;
   issued and outstanding
   5,920,500 shares in 1996 and
   5,893,370 shares in 1995            59                   59
 Additional paid-in capital       134,070              134,070
 Accumulated deficit              (53,371)             (43,808)
                              ------------        -------------
     Total stockholders'
      equity                       80,758               90,321

Commitments and contingencies
                              ------------        -------------
                              $   149,290         $    146,243
                              ============        =============

See accompanying notes to consolidated financial statements.

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Condensed Consolidated Statement of Operations
Three-Month and Six Month Periods ended
May 31, 1996 and May 31, 1995
(In thousands, except per share data)

                                 Three-Months               Six-Months
                                 ended May 31,             ended May 31,
                                 1996      1995           1996      1995
                              ------------------       ------------------
                                  (Unaudited)               (Unaudited)
Net sales                     $38,690   $35,017        $63,273   $61,477
Net sales - affiliates          2,306     2,155          4,378     5,588
Cost of sales                  41,419    33,777         72,408    61,711
                              ------------------       ------------------
     Gross (loss)profit          (423)    3,395         (4,757)    5,354

Selling, general
 and administrative
 expenses                       2,182     1,760          4,261     3,439
                             ------------------       ------------------

     Operating (loss) income   (2,605)    1,635         (9,018)    1,915

Other:
 Interest, net (expense)         (279)     (225)          (456)     (284)
 Rental income                     40        33             95        81
 Other, income (expense)            -        27              4       (68)
                              ------------------       ------------------
                                 (239)     (165)          (357)     (271)
                              ------------------       ------------------
     (Loss) earnings before
      provision for income
      taxes and equity in
      operations of investee   (2,844)    1,470         (9,375)    1,644

Provision for income taxes          -       179              -       223
                              ------------------       ------------------
     (Loss) earnings before
      equity in operations
      of investee              (2,844)    1,291         (9,375)    1,421

Equity in operations of
 investee                         (98)      163           (188)      405
                              ------------------       ------------------
     Net (loss) earnings       (2,942)    1,454         (9,563)    1,826
                              ==================       ==================
Net (loss) earnings per
 common share                  ($0.50)    $0.25         ($1.62)    $0.31
                              ==================       ==================
Weighted average number of
 shares outstanding             5,921     5,893          5,921     5,893
                              ==================       ==================

See accompanying notes to condensed consolidated financial statements.

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
Six-Month Periods Ended May 31, 1996 and 1995
(Dollars in Thousands)

                                                      1996            1995
                                                  --------       ---------
                                                        (Unaudited)
Cash flows from operating activities:
  Net (loss) earnings                             $(9,563)       $  1,826
  Adjustments to reconcile net
    (loss) earnings to net cash (used in)
    provided by operating activities:
       Depreciation                                 3,943           3,522
       Provision for losses on
          trade receivables                           145             211
       Equity in operations of investee               188            (405)
       Changes in assets and liabilities:
          Increase in net receivables              (2,695)           (607)
          Decrease (increase) in inventories          541          (6,832)
          Decrease in prepaid expenses and
            other current assets                      382             863
          Decrease (increase) in other assets       3,884            (388)
          Increase in accounts payable - trade      3,436           1,723
          (Decrease) in due to parent and
            accrued expenses                       (3,454)         (2,141)
                                                  --------       ---------
               Net cash (used in)
                 operating activities              (3,193)         (2,228)
                                                  --------       ---------
Cash flows from investing activities:
  Capital expenditures                             (9,378)         (5,463)
                                                  --------       ---------
Cash flows from financing activities:
  Bank borrowings - net                             1,628           7,357
  Borrowings from parent - net                     11,000               -
                                                  --------       ---------
               Cash flow provided by
                 financing activities              12,628           7,357
                                                  --------       ---------

               Net increase (decrease) in
                 cash and cash equivalents             57            (334)

Cash and cash equivalents at beginning
  of period                                            61             337
                                                  --------       ---------
Cash and cash equivalents at end of period        $   118        $      3
                                                  ========       =========

See accompanying notes to condensed consolidated financial statements.

New Jersey Steel Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 1996 and November 30, 1995
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

(1)  Basis of Presentation

     The unaudited condensed consolidated financial statements of New Jersey Steel Corporation and subsidiary (the Company), in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of such periods. The results of operations for the three- and six-month periods ended May 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the entire year. The accompanying interim financial statements should be read in conjunction with the Company's audited 1995 consolidated financial statements.

(2)  Capital Stock

     During the six-month period ended May 31, 1995, no stock options were granted or exercised.

     During the six-month period ended May 31, 1996, subject to stockholder approval of the Company's 1996 Stock Option Plan, options to purchase 100,000 and 50,000 shares of the Company common stock under the 1996 Stock Option Plan were granted to the Company's President and Vice President, Sales and Marketing, respectively, at an exercise price of $8.375 and $8.00, respectively. The options vest in 20% increments beginning on the first anniversary of the date of grant and expire ten years from the date of grant. The 1996 Stock Option Plan was approved by stockholders of the Company on June 21, 1996.

(3)  Inventories

     Inventories consist of the following:

                                     May 31        Nov. 30
                                       1996           1995
                                   --------       --------

          Finished goods           $ 4,749        $ 5,709
          Work-in-process              777            341
          Raw materials, spare
            parts and supplies       9,209          9,226
                                   --------       --------
                                   $14,735        $15,276
                                   ========       ========

(4)  Per Common Share Amounts

     Per common share amounts are based on the weighted average number of shares of common stock outstanding during each period. The effect of stock options for the three- and six-month periods ended May 31, 1996 was antidilutive and for the three- and six-month periods ended May 31, 1995 was not material.

(5)  Bank Borrowings

     At May 31, 1996, the Company had substantially concluded negotiations with its bank to amend the terms of its revolving credit facility and term loan. On June 6, 1996, the Company entered into an Amended and Restated Loan and Security Agreement (the "loan agreement") with its bank to increase the maximum amount available under its revolving credit facility from $17,500 to $20,000 and to extend the maturity date from April 30, 1997 to May 1, 1998. The maturity date on the Company's $7,500 term loan was also extended from December 31, 2000 to May 1, 2001. The loan agreement also amended certain financial covenants. Borrowings under the revolving credit facility and term loan are secured by substantially all of the Company's assets. Principal payments under the term loan are due in monthly installments of $125 beginning December 1, 1996 with a final payment of $875 due at maturity. Interest on the term loan and outstanding amounts under the revolving credit facility are payable at the prime rate plus one percent.

     Concurrently with the execution and delivery of the loan agreement, the Company entered into a Credit Agreement dated as of June 6, 1996 (the "credit agreement") with Von Roll Holding AG, the Company's majority stockholder. The credit agreement provides a $15,000 revolving credit facility to the Company which matures May 1, 1998. Repayment of borrowings under this credit facility is subordinated to the bank borrowing referred to above and is secured by subordinate liens on substantially all of the Company's assets. Interest on outstanding amounts under the credit agreement is payable monthly at the prime rate plus one percent. There is currently $11,000 outstanding under the credit agreement.

     Total bank interest paid for the three- and six-month periods ended May 31, 1996 total $450 and $912, respectively. Total interest capitalized for the three- and six-month periods ended May 31, 1996 totaled $449 and $890, respectively.

(6)  Commitments and Contingencies

     In September 1994, the New Jersey Department of Environmental Protection (the "NJDEP") issued a "Permit to Construct, Install or Alter Control Apparatus or Equipment", a "Prevention of Significant Deterioration Permit" and a "Temporary Certificate to Operate" (all of the foregoing are hereinafter referred to as the "Temporary Permit") to the Company. The Temporary Permit authorized the Company to install the Consteel process at its Sayreville, New Jersey steel mill and directed that there be a stack test. The results of which were submitted to the NJDEP on March 8, 1996.

     The numbers in the Temporary Permit were estimates based on representations from the manufacturer of the Consteel system, certain assumptions concerning how the Consteel process differed from conventional electric arc furnaces, and a scaling up of the numbers to address the increase in the size of the furnace. The assumptions underlying that methodology were based upon certain projections in the absence of historical data. These projections may have proven to be inaccurate. The plant generates certain emissions -- including carbon monoxide (CO), oxides of nitrogen (NOx) and volatile organic compounds (VOC) -- which exceed the levels contained in the Temporary Permit. Based on their modeling, the Company's consulting engineers have advised that the actual emission levels do not have an adverse impact on ambient air quality. However, the NJDEP issued a Notice of Violation in response to the stack test results.

     In conjunction with the March 8, 1996 submission of the stack test results, the Company applied for a modification of its Temporary Permit to reflect the actual operation of the Consteel process. Until such time as a new permit is issued, there is a question as to whether the Company is in violation of the Temporary Permit and, as a consequence, is subject to fines and penalties, the amounts of which are subject to the discretion of the NJDEP. The Company is engaged in discussions with the NJDEP regarding how to proceed in this matter. Based on the advice of its counsel, the Company believes the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position.

     In March 1996, the National Resources Defense Council and the Public Interest Research Group of New Jersey, Inc. ("PIRG"), commenced a lawsuit against the Company in the United States District Court for the District of New Jersey (Civil Action No. 96-1060 (DRD)). The lawsuit is based on the Company's Continuous Emissions Monitoring System reports submitted to the NJDEP and claims that the exceedences since April 1995 constitute violations of the Clean Air Act which are not being pursued by the NJDEP. The complaint seeks fines and penalties for the alleged violations and an injunction mandating operation of the Sayreville Mill in accordance with the Temporary Permit. The Company intends to vigorously defend itself in this action and filed an answer with the United States District Court on April 10, 1996. Since that time, the State of New Jersey has announced its intention to intervene in the litigation. Further, PIRG, the State of New Jersey and the Company have placed discovery on hold until September 1996 in order to determine whether an acceptable interim plan can be agreed upon among the parties.

     The Company and Von Roll Holding AG ("Von Roll") are defendants in an action entitled GARY LUTIN v. NEW JERSEY STEEL CORPORATION, VON ROLL LTD. a/k/a VON ROLL AG, AND UNKNOWN PARTIES 1-10, currently pending in the United States District Court for the Southern District of New York (Case No. 93 CIV. 6612). The action was originally brought against Excel Mining Systems, Inc., Bruce A. Cassidy and Frederick B. Munson and involved allegations that the defendants had conspired to destroy the mine roof bolt business of Advanced Mining Systems, Inc. The original complaint sought damages in excess of $12,000. In 1992, the Company and Von Roll were added as additional parties. The action was subsequently removed to federal court and transferred to the Southern District of New York. A motion to dismiss the Company and Von Roll has been pending, undecided, for several years. In 1994, in connection with the settlement of an unrelated action, the original defendants were dropped as defendants in this action. In June 1995, the plaintiff moved to serve an amended complaint which restated the claims from the original action as claims under the federal RICO statute and related state laws. This motion is currently pending. At the same time, plaintiff filed a new action in the United States District Court for the Southern District of New York against the Company, Von Roll and various directors and officers of the Company, entitled GARY LUTIN v. NEW JERSEY STEEL CORPORATION, VON ROLL LTD. a/k/a VON ROLL AG, WALTER H. BEEBE, HEINZ FRECH, H. GEORG HAHNLOSER, HARVEY L. KARP, ROBERT PASQUARELLI, THOMAS W. JACKSON, PAUL ROIK AND UNKNOWN PARTIES 10-19 (Case No. 95 CIV 4965). This action is based on the same facts and seeks unspecified damages which plaintiff claims to be in excess of $50,000. The Company has made a motion for an order dismissing the complaint and for summary judgement in the new action. Although pre-trial discovery has not commenced, based on the facts known, the Company's legal counsel and management believes that plaintiff's claims are without merit.

     In March 1994, Novo-Plez SA ("Novo") and NASCO Brokers, Inc. ("NASCO") (Novo and NASCO, collectively "the Claimants"), steel brokers, commenced an arbitration against the Company in the International Court of Arbitration of the International Chamber of Commerce (the "Swiss Arbitration"). The Claimants sought a total of $9,421 in damages for steel purchased from the Company which the Claimants assert was of inferior quality. Upon conclusion of the arbitration hearings held in late 1995, the Arbitrator issued an award dated March 29, 1996, in favor of the Company denying all of Claimants' claims for losses and damages.

     On June 28, 1996, the ICC approved the award of the arbitrator allocating the costs of the arbitration among the parties. The arbitrator has determined that Novo-Plez/NASCO should pay the Company a net figure of $220 to reimburse the Company for the costs it incurred in defending itself in the arbitration. Legal counsel is currently conducting discussions with the ICC to determine whether a clerical error in the cost calculation may have unintentionally understated the amount owed the Company under the award by $20.

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

     In November, 1993, AJ Ross Logistics, Inc. ("AJ Ross") filed a petition under Chapter 11 of the U.S. Bankruptcy Code. AJ Ross was a significant customer of the Company and the Company received in excess of $5,600 in payments on trade receivables from AJ Ross in the year immediately preceding the filing of the Chapter 11 petition. The AJ Ross case has been converted to Chapter 7 and the Trustee was seeking $87 from the Company on the grounds that such portion of the $5,600 in payments constituted a voidable preference under the U.S. Bankruptcy Code. The Trustee's claim has been contested and the Company has agreed to settlement with the Trustee, subject only to the Bankruptcy Code Approval Process, pursuant to which the Company will pay $30 in exchange for a dismissal of the pending suit and release from the AJ Ross Chapter 7 estate.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-Month Periods Ended May 31, 1996 and 1995
- -----------------------------------------------

A summary of the period-to-period changes in the "Condensed Consolidated Statements of Operations" for the three-month periods ended May 31, 1996 and 1995 is shown below:

                                                             Percent of
                                                          Net Sales
                         ----------------------------   ----------------
                            1996      1995   Inc(Dec)     1996      1995
                         ----------------------------   ----------------
                            (Unaudited)
Net sales                $40,996   $37,172   $ 3,824     100.0    100.0

Gross (loss) profit         (423)    3,395    (3,818)     (1.0)     9.1

Selling, general
and administrative
expenses                   2,182     1,760       422       5.3      4.7

Other expense               (239)     (165)       74      (0.6)    (0.4)

(Loss)earnings
before provision
for income taxes
and equity in
operations of
investee                  (2,844)    1,470    (4,314)     (6.9)     4.0

Provision for
income taxes                   -       179      (179)        -      0.5

(Loss) earnings
before equity in
operations of
investee                  (2,844)    1,291    (4,135)     (6.9)     3.5

Equity in
operations of
investee                     (98)      163      (261)     (0.2)     0.4
                         ----------------------------   ---------------
Net (loss)
earnings                 $(2,942)  $ 1,454   $(4,396)     (7.1)     3.9
                         ============================   ===============

MANAGEMENT'S DISCUSSION AND ANALYSIS
Three Months Ended May 31, 1996

     Net sales for the second quarter of 1996 increased 10% to $40,996,000 from $37,172,000 in the second quarter of 1995 primarily on the strength of higher shipping levels. Total shipping levels in the second quarter of 1996 were up 28% to 147,000 tons from 115,000 tons in the second quarter of 1995 and were up 48% from 1996 first quarter shipping levels of 99,000 tons reflecting stronger rebar demand and higher billet shipments. There were no billet shipments in the second quarter of 1995. While finished goods selling prices increased over 1996 first quarter levels of $272 per ton, they were down sharply from 1995 second quarter levels. Finished goods selling prices declined to $286 per ton in the second quarter of 1996 from $325 per ton in the second quarter of 1995.

     The Company reported a gross loss of $423,000 in the second quarter of 1996 as compared to a gross profit of $3,395,000 in the second quarter of 1995. Lower finished goods selling prices were primarily responsible for this deterioration in gross profit. In the second quarter, scrap prices at $113 per ton, were flat in comparison to both the first quarter of 1996 and the second quarter of 1995. Billet costs and melt shop conversion costs were down from 1996 first quarter levels. While down from first quarter 1996 levels, melt shop and rolling mill conversion costs in the second quarter of 1996 were up in comparison to 1995 levels. Total melt shop production levels in the second quarter increased over 1995 levels, reflecting the benefit of higher operating hours which was offset by lower melt shop productivity. As a result, melt shop conversion costs in the second quarter of 1996 were up slightly over 1995. Rolling mill conversion costs in the 1996 quarter were higher because of lower production and productivity levels as well as higher energy costs.

     Selling, general and administrative expenses increased $422,000 to $2,182,000 during the three-month period ended May 31, 1996 from $1,760,000 during the three-month period ended May 31, 1995 as a result of higher legal expenses related to various regulatory matters. Other expense during the quarter ended May 31, 1996 increased primarily as a result of higher interest expense.

     New Jersey Steel's share in the equity in the operations of an investee contributed a $98,000 loss to the Company for the quarter ended May 31, 1996 as compared to $163,000 of income for the quarter ended May 31, 1995.


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Six-Month Periods Ended May 31, 1996 and 1995
- ---------------------------------------------

A summary of the period-to-period changes in the "Condensed Consolidated Statements of Operations" for the six-month periods ended May 31, 1996 and 1995 is shown below:

                                                        Percent of
                                                          Net Sales
                         ----------------------------   ----------------
                            1996      1995   Inc(Dec)     1996      1995
                         ----------------------------   ----------------
                            (Unaudited)
Net sales                $67,651   $67,065   $    586    100.0    100.0

Gross (loss) profit       (4,757)    5,354    (10,111)    (7.0)     7.9

Selling, general
and administrative
expenses                   4,261     3,439        822      6.3      5.1

Other expense               (357)     (271)        86     (0.5)    (0.4)

(Loss)earnings
before provision
for income taxes
and equity in
operations of
investee                  (9,375)    1,644    (11,019)   (13.8)     2.4

Provision for
income taxes                   -       223       (223)       -      0.3

(Loss) earnings
before equity in
operations of
investee                  (9,375)    1,421    (10,796)   (13.8)     2.1

Equity in
operations of
investee                    (188)      405       (593)    (0.3)      .6
                         ----------------------------   ---------------
Net (loss)
earnings                 $(9,563)  $ 1,826   $(11,389)   (14.1)     2.7
                         ============================   ===============

MANAGEMENT'S DISCUSSION AND ANALYSIS
Six-Months Ended May 31, 1996

     Net sales for the six-month period ended May 31, 1996 were $67,651,000 as compared to $67,065,000 in the six-month period ended May 31, 1995. Shipments for the six-month period of 1996 increased to 246,000 tons reflecting stronger rebar demand and higher billet shipments from 209,000 tons for the six-month period ended May 31, 1995. The combination of a more competitive pricing environment and a severe winter in the first quarter of 1996, resulted in average finished goods selling prices declining to $281 per ton for the six-month period ended May 31, 1996 from $321 per ton for the comparable 1995 period. As a result of the severe winter, the Company had a high percentage of shipments out of its Northeast home market, where it realized lower net selling prices because of freight considerations.

     The Company reported a gross loss of $4,757,000 for the six-month period ended May 31, 1996 as compared to a gross profit of $5,354,000 for the comparable 1995 period. This decline in gross profit was primarily caused by the decrease in average finished goods selling prices and higher melt shop and rolling mill conversion costs. Scrap costs for the first six months of 1996 increased to $113 per ton from $112 in the comparable 1995 period. Depreciation charges in 1996 increased over 1995 levels.

     Selling, general and administrative expenses increased $822,000 in the first half of 1996 to $4,261,000 from $3,439,000 for the six-month period ended May 31, 1995 primarily as a result of severance to a former officer of the Company and higher legal expenses due to regulatory matters. Other expense increased $86,000 to $357,000 for the first half of 1996 from $271,000 for the comparable 1995 period. This was primarily the result of higher interest expense.

     The Company's share of equity in operations of investee contributed a loss of $188,000 for the six months ended May 31, 1996 as compared to an income of $405,000 for the six months ended May 31, 1995.

Liquidity and Capital Resources

     At May 31, 1996, the Company had substantially concluded negotiations with its bank to amend the terms of its revolving credit facility and term loan. On June 6, 1996, the Company entered into an Amended and Restated Loan and Security Agreement (the "loan agreement") with its bank to increase the maximum amount available under its revolving credit facility from $17,500,000 to $20,000,000 and to extend the maturity date from April 30, 1997 to May 1, 1998. The maturity date on the Company's $7,500,000 term loan was also extended from December 31, 2000 to May 1, 2001. The loan agreement also amended certain financial covenants. Borrowings under the revolving credit facility and term loan are secured by substantially all of the Company's assets. Principal payments under the term loan are due in monthly installments of $125,000 beginning December 1, 1996 with a final payment of $875,000 due at maturity. Interest on the term loan and outstanding amounts under the revolving credit facility are payable monthly at the prime rate plus one percent.

     Concurrently with the execution and delivery of the loan agreement, the Company entered into a Credit Agreement dated as of June 6, 1996 (the "credit agreement") with Von Roll Holding AG, the Company's majority stockholder. The credit agreement provides a $15,000,000 revolving credit facility to the Company which matures May 1, 1998. Repayment of borrowings under this credit facility is subordinated to the bank borrowing referred to above and is secured by subordinate liens on substantially all of the Company's assets. Interest on outstanding amounts under the credit agreement is payable monthly at the prime rate plus one percent. There is currently $11,000,000 outstanding under the credit agreement.

     As of May 31, 1996 the Company had cash and cash equivalents of $118,000 and total outstanding indebtedness of $13,528,000 under its amended revolving credit facility.

     For the six-month period ended May 31, 1996 working capital increased $2,077,000. This was primarily the result of an increase in net receivables.

     Net cash used in operating activities was $3,193,000 for the six months ended May 31, 1996 as compared to $2,228,000 of net cash used during the comparable period of 1995. Net bank borrowings for the six month of 1996 increased $1,628,000 as compared to $7,357,000 for the comparable period of 1995. Capital expenditures increased to $9,378,000 for the first six months of 1996 as compared to $5,463,000 for the first six months of 1995 primarily as a result of increased spending due to the installation of the new continuous casting machine. The Company currently expects to incur capital expenditures of $13.2 million in fiscal 1996, primarily for the installation of a new continuous casting machine and for new cost reduction projects identified during the course of a review of melt shop operations by technical consultants. As this review continues, there may be some additional capital requirements.

PART II.  Other Information

Item 1.   Legal Proceedings

     See "Note (6) - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements" for new developments in the lawsuit instituted against the Company by the National Resources Defense Council and the Public Interest Research Group of New Jersey, Inc.

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

     a.   Exhibits

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

10(f)  -  New Jersey Steel Corporation Thrift Savings Plan (as amended
          1994) -- Incorporated by reference to Exhibit 10(g) of the Company's Annual Report on Form 10-K for the year ended November 30, 1994 (File No. 0-15838).

10(g) - New Jersey Steel Corporation Thrift Trust Savings Agreement (as amended 1994) -- Incorporated by reference to Exhibit 10(h) of the Company's Annual Report on Form 10-K for the year ended November 30, 1994 (File No. 0-15838).

10(h)  -  Registration Agreement between the Company and Von Roll Ltd.
          dated as of April 1, 1987 -- Incorporated by reference to Exhibit 10(h) of the Company's Registration Statement on Form S-1 (No. 33-13298).

10(i)  -  Amended and Restated Loan and Security Agreement dated as of June
          6, 1996 between Midlantic Bank, National Association and the Company -- Filed herewith.

10(j)  -  Credit Agreement dated as of June 6, 1996 between Von Roll
          Holding AG and the Company -- Filed herewith.

10(k) - 1996 Stock Option Plan -- Incorporated by reference to Exhibit A of the Company's Proxy Statement dated May 7, 1996 used in connection with the meeting of stockholders held June 21, 1996.

10(l) - Form of Stock Option Agreement used in connection with the Company's 1996 Stock Option Plan -- Filed herewith.

10(m) - Employment Agreement dated as of May 1, 1996 between the Company and Kenneth J. Leonard -- Filed herewith.

27     -  Financial Data Schedule

     b.   Reports on Form 8-K

          None.


                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NEW JERSEY STEEL CORPORATION
                                   Registrant



Dated: July 15, 1996               /s/ Kenneth J. Leonard
                                   ______________________________________
                                   Kenneth J. Leonard
                                   President and Chief Executive Officer




Dated: July 15, 1996               /s/ Paul Roik
                                   ______________________________________
                                   Paul Roik
                                   Vice President - Finance and Treasurer
                                   (Principal Financial and Accounting
                                   Officer)