Form 10-Q
period 1996-08-31
NEW JERSEY STEEL CORP
filed 1996-10-15
CIK 812310

SECURITIES AND EXCHANGE COMMISSION
			                          		Washington, DC

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended August 31, 1996, or

[ ] Transaction report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to
                   					       ------------------    ---------------------

Commission file number 0-15838

               					NEW JERSEY STEEL CORPORATION
--------------------------------------------------------------------------
	        (Exact name of registrant as specified in its charter)

	  DELAWARE                                          22-2137967
--------------------------------------------------------------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                         Identification No.)

NORTH CROSSMAN ROAD, SAYREVILLE, NEW JERSEY                    08872
--------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, include area code: (908) 721-6600

                          				Not Applicable
--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changes since last report)

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

                      							  Yes        No
					                      ---        ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 31, 1996.

$.01 Par Value Common Stock                                 5,920,500
-------------------------------------------------------------------------
(Title of Class)                                       (Number of Shares
                                         								       Outstanding)

NEW JERSEY STEEL CORPORATION
Condensed Consolidated Statements of Operations
Three-Month and Nine-Month Periods Ended
August 31, 1996 and 1995
(In Thousands, Except Per Share Data)

							                             Three Months              Nine Months
							                            Ended August 31,         Ended August 31,
							                            	1996      1995           1996      1995
                     						    --------------------------------------------
								                             (Unaudited)             (Unaudited)
Net sales                      $  39,600    32,743        102,873    94,220
Net sales - affiliates             1,060     1,671          5,438     7,259
Cost of sales                     40,109    32,477        112,517    94,188
							                           ------    ------        -------    ------
     Gross profit (loss)             551     1,937         (4,206)    7,291

Selling, general and
 administrative expenses           1,796     1,786          6,057     5,225
                         							  ------    ------        -------    ------
     Operating (loss) income      (1,245)      151        (10,263)    2,066
Other:
 Interest (expense) income, net     (441)     (247)          (897)     (531)
 Rental income                        44        34            139       115
 Other, net                           --        --              4       (68)

     (Loss) earnings before
     provision for income taxes
     and equity in operations of  ------    ------        -------    ------
     investee                     (1,642)      (62)       (11,017)    1,582

Provision (benefit) for
  income taxes                        --        (8)            --       215

     (Loss) earnings before
     equity in operations of      ------    ------        -------    ------
     investee                     (1,642)      (54)       (11,017)    1,367

Equity in operations of investee     (81)        5           (269)      410
                         							  ------    ------        -------    ------
     Net (loss) earnings          (1,723)      (49)       (11,286)    1,777
							                           ======    ======        =======    ======

Net (loss) earnings per
  common share                      (.29)     (.01)         (1.91)      .30

Weighted average number
  of shares outstanding            5,921     5,903          5,921     5,897

See accompanying notes to condensed consolidated financial statements.

NEW JERSEY STEEL CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)

									                                August 31,         November 30,
									                                   	 1996                 1995
                                								----------          -----------
                                        (Unaudited)
ASSETS
------
Current assets:
  Cash and cash equivalents             $       12          $        61
  Receivables:
     Trade, less allowance for
      doubtful receivables of $2,351
      and $2,147 in 1996 and 1995
      respectively                          24,777               22,164
  Trade - affiliates                         1,932                1,538
  Other                                        300                  293
                                								----------          -----------
     Net receivables                        27,009               23,995

  Inventories                               15,828               15,276
  Prepaid expenses and other
    current assets                             585                  508
  Deferred income taxes                        837                  837
                               									----------          -----------
     Total current assets                   44,271               40,677

Property, plant and equipment, net          92,089               82,365
Other assets                                 1,598                5,691
Deferred income taxes                        4,063                4,063
Real estate, net                            12,576               13,447
                               									----------          -----------
								                               	$  154,597          $   146,243
							                               		==========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Current installment of long-
    term debt                           $    1,125          $     1,125
  Accounts payable - trade                  33,953               28,514
  Due to parent                              1,510                  789
  Accrued expenses                           3,970                7,219
                                								----------          -----------
     Total current liabilities              40,558               37,647

Note payable - bank                         13,629               11,900
Long-term debt,
   less current installment                  6,375                6,375
Long-term debt - due to parent              15,000                   --

Stockholders' equity:
 Preferred stock, $.01 par value
 Authorized 5,000,000 shares; none
  issued                                        --                   --
 Common stock, $.01 par value
 Authorized 15,000,000 shares;
  issued and outstanding 5,920,500
  shares in 1996 and 5,893,370 shares
  in 1995                                       59                   59
  Additional paid-in capital               134,070              134,070
  Accumulated deficit                      (55,094)             (43,808)
                                 							----------          -----------
     Total stockholders' equity             79,035               90,321

Commitments and contingencies           ----------          -----------
                               									$  154,597          $   146,243
							                               		==========          ===========

See accompanying notes to condensed consolidated financial statements.



NEW JERSEY STEEL CORPORATION
Consolidated Statements of Cash Flows
Nine-Month Periods Ended August 31, 1996 and 1995
(Dollars in Thousands)

											                                           1996             1995
                                     											 ---------        ---------
                                                         (Unaudited)
Cash flows from operating activities:
 Net (loss) earnings                             $ (11,286)       $   1,777
 Adjustments to reconcile net (loss)
    earnings to net cash (used in)
    provided by operating activities:
     Depreciation                                    5,914            5,283
     Provision for losses on trade
       receivables                                     204              316
     Equity in operations of investee                  269             (410)
     Changes in assets and liabilities:
       (Increase) decrease in net
		       receivables                                (3,218)             561
       Increase in inventories                        (552)          (4,074)
       (Increase) decrease in prepaid
		       expenses and other current
		       assets                                        (77)             535
       Decrease (increase) in other assets           4,317             (770)
       Increase (decrease) in accounts
		       payable - trade                             5,439           (1,434)
       (Decrease) in due to parent and
		       accrued expenses                           (2,528)          (1,689)
										                                     	 ---------        ---------
	       Net cash (used in) provided
			      by operating activities                    (1,518)              95
											                                      ---------        ---------
Cash flows from investing activities:
 Capital expenditures                              (15,260)         (10,060)
											                                      ---------        ---------
Cash flows from financing activities:
 Bank borrowings - net                               1,729            9,462
 Borrowings from parent - net                       15,000               --
 Proceeds from exercise of stock options                --              166
										                                       ---------        ---------
	       Cash flow provided by
			       financing activities                      16,729            9,628
										                                     	 ---------        ---------
	       Net decrease in cash and
      			 cash equivalents                             (49)            (337)

Cash and cash equivalents at beginning of
 period                                                 61              337
                                     											 ---------        ---------
Cash and cash equivalents at end of period       $      12        $       0
								                                     			 =========        =========

See accompanying notes to condensed consolidated financial statements.


New Jersey Steel Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 1996 and November 30, 1995
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

(1)  Basis of Presentation

The unaudited condensed consolidated financial statements of New Jersey Steel Corporation and subsidiary (the Company), in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of such periods. The results of operations for the three- and nine-month periods ended August 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the entire year. The accompanying interim financial statements should be read in conjunction with the Company's audited 1995 consolidated financial statements.

(2)  Capital Stock

During the nine-month period ended August 31, 1996, no stock options were exercised. During the nine-month period ended August 31, 1995, no stock options were granted and stock options representing 27,130 shares were exercised for proceeds of $166.

On June 21, 1996, the stockholders of the Company approved the 1996 Stock Option Plan. During the nine-month period ended August 31, 1996, options to purchase 100,000 and 50,000 shares of the Company's common stock under the 1996 Stock Option Plan were granted to the Company's President and Vice President, Sales and Marketing, respectively, at an exercise price of $8.375 and $8.00 respectively. The options vest in 20% increments beginning on the first anniversary of the date of grant and expire ten years from the date of grant.

(3)  Inventories

Inventories consist of the following:

					                          		August 31           November 30
					                             				1996                  1995
                         								---------           -----------
                                (Unaudited)
	  Finished goods                $   4,895           $     5,709
	  Work-in-process                     515                   341
	  Raw materials, spare
	    parts and supplies             10,418                 9,226
						                         		---------           -----------
							                         	$  15,828           $    15,276
					                         			=========           ===========

 (4)  Bank Borrowings

On June 6, 1996, the Company entered into an Amended and Restated Loan and Security Agreement (the "loan agreement") with its bank to increase the maximum amount available under its revolving credit facility from $17,500 to $20,000 and to extend the maturity date from April 30, 1997 to May 1, 1998. The maturity date on the Company's $7,500 term loan was also extended from December 31, 2000 to May 1, 2001. The loan agreement also amended certain financial covenants. Borrowings under the revolving credit facility and term loan are secured by substantially all of the Company's assets. Principal payments under the term loan are due in monthly installments of $125 beginning December 1, 1996 with a final payment of $875 due at maturity. Interest on the term loan and outstanding amounts under the revolving credit facility are payable at the prime rate plus one percent. At August 31, 1996, the Company was not in compliance with certain of its financial covenants, such non-compliance was waived by the bank.

Concurrently with the execution and delivery of the loan agreement, the Company entered into a Credit Agreement dated as of June 6, 1996 (the "credit agreement") with Von Roll Holding AG, the Company's majority stockholder. The credit agreement provides a $15,000 revolving credit facility to the Company which matures May 1, 1998. In September 1996, the Board of Directors of the Company authorized an amendment to the credit agreement increasing the maximum amount available under the revolving credit facility to $17,000. Repayments of borrowings under this credit facility is subordinated to the bank borrowing referred to above and is secured by subordinate liens on substantially all of the Company's assets. Interest on outstanding amounts under the credit agreement is payable monthly at the prime rate plus one percent. There is currently $15,000 outstanding under the credit agreement.

Total bank interest paid for the three- and nine-month periods ended August 31, 1996 total $553 and $1,465, respectively. Total interest capitalized for the three- and nine-month periods ended August 31, 1996 totaled $553 and $1,443, respectively.

(5)  Commitments and Contingencies

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

In March 1996, the National Resources Defense Council and the Public Interest Research Group of New Jersey, Inc. ("PIRG"), commenced a lawsuit against the Company in the United States District Court for the District of New Jersey (Civil Action No. 96-1060 (DRD)). The lawsuit is based on the Company's Continuous Emissions Monitoring System reports submitted to the NJDEP and claims that the exceedences since April 1995 constitute violations of the Clean Air Act which are not being pursued by the NJDEP. The complaint seeks fines and penalties for the alleged violations and an injunction mandating operation of the Sayreville Mill in accordance with the Temporary Permit. The Company intends to vigorously defend itself in this action and filed an answer with the United States District Court on April 10, 1996. Since that time, the State of New Jersey has intervened in the litigation. Further, PIRG, the State of New Jersey and the Company have placed discovery on hold until December 1996 in order to determine whether an acceptable interim and long-term plan can be agreed upon among the parties.

The Company and Von Roll Holding AG ("Von Roll") are defendants in an action entitled GARY LUTIN v. NEW JERSEY STEEL CORPORATION, VON ROLL LTD. a/k/a VON ROLL AG, AND UNKNOWN PARTIES 1-10, currently pending in the United States District Court for the Southern District of New York (Case No. 93 CIV. 6612). The action was originally brought against Excel Mining Systems, Inc., Bruce A. Cassidy and Frederick B. Munson and involved allegations that the defendants had conspired to destroy the mine roof bolt business of Advanced Mining Systems, Inc. The original complaint sought damages in excess of $12,000. In 1992, the Company and Von Roll were added as additional parties. The action was subsequently removed to federal court and transferred to the Southern District of New York. A motion to dismiss the Company and Von Roll has been pending, undecided, for several years. In 1994, in connection with the settlement of an unrelated action, the original defendants were dropped as defendants in this action. In June 1995, Mr. Lutin moved to serve an amended complaint which restated the claims from the original action as claims under the federal RICO statute and related state laws. This motion is currently pending. At the same time, Mr. Lutin filed a new action in the United States District Court for the Southern District of New York against the Company, Von Roll and various directors and officers of the Company, entitled GARY LUTIN v. NEW JERSEY STEEL CORPORATION, VON ROLL LTD a/k/a VON ROLL AG, WALTER H. BEEBE, HEINZ FRECH, H. GEORG HAHNLOSER, HARVEY L. KARP, ROBERT PASQUARELLI, THOMAS W. JACKSON, PAUL ROIK AND UNKNOWN PARTIES 10-19 (Case No. 95 CIV 4965). This action is based on the same facts and seeks unspecified damages which Mr. Lutin claims to be in excess of $50,000. The Company has made a motion for an order dismissing the complaint and for summary judgement in the new action. Mr. Lutin has also asserted certain counterclaims against the Company, Von Roll, various former and present officers and directors of the Company and the Company's legal counsel in an action currently pending in the Supreme Court of New York, New York County (Index No. 96-103400). The counterclaim is based on the same facts as the federal actions and seeks unspecified damages which Mr. Lutin claims to be in excess of $50,000. The Company has made a motion for an order dismissing the counterclaim and Mr. Lutin has cross-moved for an order for partial summary judgement. Although pre-trial discovery has not commenced in any of the actions, based on the facts known, the Company's management and legal counsel believe that Mr. Lutin's claims are without merit.

In March 1994, Novo-Plez SA ("Novo") and NASCO Brokers, Inc. ("NASCO") (Novo and NASCO, collectively "the Claimants"), steel brokers, commenced an arbitration against the Company in the International Court of Arbitration of the International Chamber of Commerce (the "Swiss Arbitration") seeking damages for steel purchased from the Company which the Claimants assert was of inferior quality. Upon conclusion of the arbitration hearings, the Arbitrator issued an award in favor of the Company denying all of the Claimants' claims for losses and damages. The Arbitrator recently awarded the Company fees and expenses associated with the arbitration which amount Claimants have agreed to pay.

Egyptian Metals Company (EMC), the customer of the claimants in the Swiss Arbitration, is pursuing a related claim against the Company, Novo and NASCO in the United States District Court for the District of New Jersey (Case No. CIV. 95 823 (DRD)) based on the same transactions as the Swiss Arbitration seeking damages against the three defendants individually in the amount of $5,050. Management believes, based on the advice of legal counsel, the Company will ultimately prevail in its defense of this action. Trial was scheduled to begin October 29, 1996. However, the Company recently was notified by the Court that the trial date has been postponed to January 14, 1997.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-Month Periods Ended August 31, 1996 and 1995
--------------------------------------------------

A summary of the period-to-period changes in the "Condensed Consolidated Statements of Operations" for the three-month periods ended August 31, 1996 and 1995 is shown below:

													                                                Percent of
													                                                Net Sales
				                ---------------------------------  --------------------
			                    	1996       1995      Inc(Dec)       1996       1995
              				  ---------------------------------  --------------------
                          (Unaudited)
Net sales           $ 40,660   $ 34,414     $  6,246       100.0      100.0

Gross profit             551      1,937       (1,386)        1.4        5.6

Selling, general
 and admini-
 strative
 expenses              1,796      1,786           10         4.4        5.1

Other (expense)
 income                 (397)      (213)         184        (1.0)      (0.6)

Loss before
 provision
 for income taxes
 and equity in
 operations of
 investee             (1,642)       (62)      (1,580)       (4.0)      (0.1)

Provision (benefit)
 for income taxes         --         (8)           8          --         --

Loss before equity
 in operations of
 investee             (1,642)       (54)      (1,588)       (4.0)      (0.1)

Equity in
 operations of
 investee                (81)         5          (86)       (0.2)        --
            			     ---------------------------------  --------------------

Net loss            $ (1,723)  $    (49)    $ (1,674)       (4.2)      (0.1)
             			    =================================  ====================

MANAGEMENT'S DISCUSSION AND ANALYSIS
Three-Month Ended August 31, 1996

Net sales for the third quarter of 1996 increased 18% to $40,660,000 from $34,414,000 in the third quarter of 1995 primarily on the strength of higher shipping levels. Shipping levels in the third quarter of 1996 were up 29% to 139,000 tons from 108,000 tons in the third quarter of 1995, reflecting good rebar demand and higher billet shipments. However, average finished goods selling prices declined to $301 per ton in the third quarter of 1996 from $318 per ton in the third quarter of 1995.

Gross profit in the third quarter of 1996 decreased $1,386,000 to $551,000 from $1,937,000 in the third quarter of 1995. The decline in gross profit in the third quarter of 1996 reflected the negative impact of lower average finished goods selling prices. Scrap prices remained relatively stable at $113 per ton for the third quarter of 1996 as compared to $114 in the third quarter of 1995. As a result of planned outages that were taken in the third quarter of 1995, 1996 production levels were substantially higher. Helped by these higher production levels, total billet costs and rolling mill conversion costs in the quarter declined slightly from third quarter 1995 levels despite lower melt shop productivity and higher energy costs.

Selling, general and administrative expenses remained relatively flat at $1,796,000 as compared to $1,786,000 for the third quarter of 1995. Other expenses during the quarter ended August 31, 1996 increased primarily as a result of higher interest expense.

No provisions for income taxes have been recorded by the Company as a result of the net loss. A valuation allowance has been recorded at August 31, 1996 and November 30,1995 for that portion of deferred tax assets which are not presently considered more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

New Jersey Steel's share in the operations of an investee contributed an $81,000 loss to the Company for the quarter ended August 31, 1996 as compared to $5,000 of income for the quarter ended August 31, 1995.


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Nine-Month Periods Ended August 31, 1996 and 1995
-------------------------------------------------

A summary of the period-to-period changes in the "Condensed Consolidated Statements of Operations" for the nine-month periods ended August 31, 1996 and 1995 is shown below:

                                         													      Percent of
													                                               Net Sales
				               ---------------------------------   --------------------
			                    1996        1995      Inc(Dec)       1996       1995
              				 ---------------------------------   --------------------
                         (Unaudited)
Net sales          $108,311    $101,479     $  6,832       100.0      100.0

Gross (loss)
 profit              (4,206)      7,291      (11,497)       (3.9)       7.2

Selling, general
 and admini-
 strative
 expenses             6,057       5,225          832         5.6        5.1

Other (expense)
 income                (754)       (484)         270        (0.7)      (0.5)

(Loss) earnings
 before provision
 for income taxes
 and equity in
 operations of
 investee           (11,017)      1,582      (12,599)      (10.2)       1.6

Provision for
 income taxes            --         215         (215)         --        0.2

(Loss) earnings
 before equity in
 operations of
 investee           (11,017)      1,367      (12,384)      (10.2)       1.4

Equity in
 operations of
 investee              (269)        410         (679)       (0.2)       0.4
             			    ---------------------------------   --------------------

Net (loss)
 earnings          $(11,286)   $  1,777     $(13,063)      (10.4)       1.8
             			    =================================   ====================


MANAGEMENT'S DISCUSSION AND ANALYSIS
Nine months ended August 31, 1996

Net sales for the nine months ended August 31, 1996 were $108,311,000 as compared to $101,479,000 for the nine-month period ended August 31, 1995.
Shipments for the nine-month period of 1996 increased to 386,000 tons from 317,000 tons for the nine-month period ended August 31, 1995 reflecting strong rebar demand and higher billet shipments. However, average finished goods selling prices for the nine-month period ended August 31, 1996 decreased to $288 per ton from $320 per ton in the comparable 1995 period.

The Company reported a negative gross profit of $4,206,000 for the nine-month period ended August 31, 1996 as compared to a gross profit of $7,291,000 for the comparable 1995 period. This decline in gross profit was primarily caused by the decrease in average finished goods selling prices and higher melt shop and rolling mill conversion costs. Depreciation charges for 1996 increased over 1995 levels. Scrap costs for the nine months of 1996 were flat as compared to 1995 at $113 per ton.

Selling, general and administrative expenses increased $832,000 for the nine-month period ended August 31, 1996 to $6,057,000 from $5,225,000 for the comparable 1995 period primarily as a result of severance obligations and higher legal expenses due to regulatory matters. Other expense increased $270,000 to $754,000 for the nine-month period ended August 31, 1996 from $484,000 for the comparable 1995 period. This increase was primarily the result of higher interest expense.

No provisions for income taxes have been recorded by the Company as a result of the net loss. A valuation allowance has been recorded at August 31, 1996 and November 30, 1995 for that portion of deferred tax assets which are not presently considered more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The Company's share of equity in operations of investee contributed a loss of $269,000 for the nine months ended August 31, 1996 as compared to income of $410,000 for the nine months ended August 31, 1995.

Liquidity and Capital Resources

On June 6, 1996, the Company entered into an Amended and Restated Loan and
Security Agreement (the "loan agreement") with its bank to increase the maximum amount available under its revolving credit facility from $17,500,000 to $20,000,000 and to extend the maturity date from April 30, 1997 to May 1, 1998. The maturity date on the Company's $7,500,000 term loan was also extended from December 31, 2000 to May 1, 2001. The loan agreement also amended certain financial covenants. Borrowings under the revolving credit facility and term loan are secured by substantially all of the Company's assets. Principal payments under the term loan are due in monthly installments of $125,000 beginning December 1, 1996 with a final payment of $875,000 due at maturity. Interest on the term loan and outstanding amounts under the revolving credit facility are payable at the prime rate plus one percent. At August 31, 1996, the Company was not in compliance with certain of its financial covenants, such non-compliance was waived by the bank.

Concurrently with the execution and delivery of the loan agreement, the Company entered into a Credit Agreement dated as of June 6, 1996 (the
"credit agreement") with Von Roll Holding AG, the Company's majority stockholder. The credit agreement provides a $15,000,000 revolving credit facility to the Company which matures May 1, 1998. In September 1996, the
Board of Directors of the Company authorized an amendment to the credit agreement increasing the maximum amount available under the revolving credit facility to $17,000,000. Repayments of borrowings under this credit facility is subordinated to the bank borrowing referred to above and is secured by subordinate liens on substantially all of the Company's assets.
Interest on outstanding amounts under the credit agreement is payable monthly at the prime rate plus one percent. There is currently $15,000,000 outstanding under the credit agreement.

Von Roll has also guaranteed the Company's payment obligations under the Company's scrap brokerage and service agreements. The guaranty is for a maximum of $5,000,000 and will expire 30 days after termination of the agreements.

For the nine-month period ended August 31, 1996, working capital increased
$683,000. This was primarily the result of an increase in net receivables and inventory of $3,566,000 and offset by an increase in accounts payable and accrued expenses of $2,911,000.

Net cash used in operating activities for the nine months ended August 31, 1996 was $1,518,000 as compared to $95,000 of net cash provided by operating activities for the comparable 1995 period. Net bank borrowings for the nine-month period of 1996 increased $1,729,000 as compared to $9,462,000 for the comparable 1995 period. Capital expenditures increased to $15,260,000 for the nine-month period ended August 31, 1996 as compared to $10,060,000 for the nine-month period of 1995 primarily as a result of increased spending due to the installation of the new continuous casting machine. The Company currently expects to incur capital expenditures of $18.6 million in fiscal 1996 primarily for the installation of a new continuous casting machine and for new cost reduction projects identified during the course of a review of melt shop operations by technical consultants. As this review continues, there may be some additional capital requirements.

At August 31, 1996, the Company had total outstanding indebtednesss (bank and Von Roll) of $36,129,000. Remaining availability under the Company's revolving credit facility was $6,371,000. At the present time, the Company's operations and capital expenditure requirements depend on the bank and Von
Roll financing. In addition, subsequent to August 31, 1996, Von Roll has provided an additional $2,000,000 under its credit agreement with the Company.
The Company is currently considering amending its loan and credit agreements in order to provide for additional borrowing availability, however, there can be no assurance that any such amendments can be negotiated on terms acceptable to Von Roll, the bank and the Company. The Company believes cash flows generated by future operations and its loan and credit agreements will be adequate to fund day-to-day operations and capital expenditures for the balance of the fiscal year.

PART II.  Other Information

Item 1.   Legal Proceedings

See "Note (5) - Commitments and Contingencies of the Notes to Condensed
Consolidated Financial Statements" for new developments in the Lutin litigations and the lawsuit instituted against the Company by the National
Resources Defense Council and Public Interest Research Group of New Jersey,
Inc.

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

     None.

Item 3.   Defaults Upon Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

a.   The Annual Meeting of Stockholders of the Company was held on June
     21, 1996.

b.   Not applicable.

c.   (i) To consider adoption of the Company's 1996 Stock Option Plan.

    		  FOR:                     4,554,573
		      AGAINST:                   462,585
		      ABSTAINED:                  95,823

     (ii) To consider and take action on the election of five directors.

									                                NUMBER OF VOTES
	                     						    --------------------------------
												                                      AGAINST OR
	  NOMINEES                        FOR        WITHHOLD AUTHORITY
	  --------                     --------------------------------
	  Walter H. Beebe              5,644,008            154,302
	  H. Georg Hahnloser           5,644,608            153,702
	  Robert LeBuhn                5,696,447            101,863
	  Kenneth J. Leonard           5,779,183             19,127
	  Hans G. Trosch               5,644,608            153,702


d.   Not applicable.

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

10(h)  -  Registration Agreement between the Company and Von Roll Ltd.
       	  dated as of April 1, 1987 -- Incorporated by reference to Exhibit
		        10(h) of the Company's Registration Statement on Form S-1 (No.
	         33-13298).

10(i)  -  Amended and Restated Loan and Security Agreement dated as of June
       	  6, 1996 between Midlantic Bank, National Association and the
		        Company -- Incorporated by reference to Exhibit 10(i) of the
	       	 Company's Quarterly Report on Form 10-Q for the period ended May
	         31, 1996.

10(j)  -  Credit Agreement dated as of June 6, 1996 between Von Roll
       	  Holding AG and the Company -- Incorporated by reference to
	       	 Exhibit 10(j) of the Company's Quarterly Report on Form 10-Q for the period ended May 31, 1996.

10(k)  -  1996 Stock Option Plan -- Incorporated by reference to Exhibit A
       	  of the Company's Proxy Statement dated May 7, 1996 used in connection with the meeting of stockholders held June 21, 1996.

10(l)  -  Form of Stock Option Agreement used in connection with the
       	  Company's 1996 Stock Option Plan -- Incorporated by reference to
		        Exhibit 10(l) of the Company's Quarterly Report on Form 10-Q for
	       	 the period ended May 31, 1996.

10(m)  -  Employment Agreement dated as of May 1, 1996 between the Company
       	  and Kenneth J. Leonard -- Incorporated by reference to Exhibit
		        10(m) of the Company's Quarterly Report on Form 10-Q for the
		        period ended May 31, 1996.

27     -  Financial Data Schedule

b.   Reports on Form 8-K

     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         							   NEW JERSEY STEEL CORPORATION
							                            Registrant



Dated: October 15, 1996            /s/ Kenneth J. Leonard
                         							   -------------------------------------
                     							       Kenneth J. Leonard
							                            President and Chief Executive Officer



Dated: October 15, 1996            /s/ Paul Roik
                         							   -------------------------------------
							                            Paul Roik
							                            Vice President - Finance and Treasurer
							                            (Principal Financial and Accounting
							                            Officer)