Form 10-K
period 1996-11-30
NEW JERSEY STEEL CORP
filed 1997-02-28
CIK 812310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark one)

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended              November 30, 1996
							  -----------------------------

				 OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                   to
			       ---------------          ---------------

Commission file number:  0-15838

			 NEW JERSEY STEEL CORPORATION
	     ------------------------------------------------------
	     (Exact name of registrant as specified in its charter)

	    Delaware                                    22-2137967
--------------------------------          -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

 North Crossman Road, Sayreville, New Jersey                     08872
---------------------------------------------         -----------------------
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (908) 721-6600

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

Aggregate market value of voting stock held by nonaffiliates: $28,122,375 based on the last sales price of such common stock on February 14, 1997 as reported on the NASDAQ National Market System.

Number of shares of Common Stock, par value $.01 per share, outstanding at February 14, 1997: 5,920,500.

DOCUMENTS INCORPORATED BY REFERENCE:  None


PART I


Item 1. Business.

General.

    New Jersey Steel Corporation (the "Company") owns and operates a steel mini-mill located in Sayreville, New Jersey. The mill produces steel and steel products, principally concrete reinforcing bar, used in the construction industry. A mini-mill recycles ferrous scrap and produces steel and steel products at low cost. The Company is the largest producer of rebar in the northeastern United States.

    The Sayreville mill consists of a melt shop with an annual capacity of approximately 675,000 per year tons of steel billets, a rolling mill with a capacity of approximately 525,000 tons per year of rolled steel products and related infrastructure and support systems.

    The Company's operating strategy is to achieve significant operating cost reductions to reestablish its position as a low cost producer, to optimize productivity at its manufacturing facility and to explore opportunities for increased production of higher-margin coated and merchant products to increase profitability.

    In the 1994-1996 period, the Company embarked on an approximately $60 million project to upgrade equipment in its melt shop, improve operating efficiency and expand melt shop capacity. The rebuilt melt shop consists of an electric arc furnace employing the Consteel continuous scrap feed process, a modern pollution control system and a new six-strand continuous caster. Other major elements of the program included a new ladle furnace and upgraded infrastructure, including water and electrical distribution systems.

    The Consteel Process continuously feeds steel scrap preheated by flue gases into the furnace through a side opening. It uses a melting process different from conventional electric arc furnaces and its specifications indicated reduced electricity usage in the melt process and reduced generation of dust. However, the Company has experienced substantial difficulties in getting the new installation on line, working smoothly and realizing its operational efficiencies. As a consequence, the Company has experienced excessive production costs which reduced profits in 1994 and 1995 and contributed to a significant loss in 1996. The modernization program was completed with the commissioning of the new 6-strand continuous caster in September 1996.

    The Company's air emissions permit from the New Jersey Department of Environmental Protection ("NJDEP") was issued in September 1994 based on the emissions levels of conventional electric arc furnaces and the Consteel system manufacturer's representations concerning Consteel's performance. However, the Company's experience has shown that the Consteel continuous scrap feed process produces certain air emissions at levels in excess of those which were anticipated and, consequently, in excess of the emissions limits contained in the Company's emissions permit. The Company has applied for a modification of its permit limits, and that application is currently pending before the NJDEP, but in the meantime certain of the mill's emissions are exceeding the limits in its 1994 permit. See "Air Permit Issues."

    The modernization program was undertaken to achieve cost savings from reduced power and electrode consumption, decreased labor, maintenance and dust disposal costs, compliance with all air emissions requirements and an increase in melting capacity. However, the Company has encountered a high level of production delays related to the new equipment, has realized only limited electrical savings, has experienced increased dust disposal costs and flux consumption and has expended substantial amounts on engineering to improve the performance of the system and reduce emissions. The Company also spent substantial amounts on legal fees to address the regulatory issues related to the permit problems.

    The Company occasionally sells billets directly to others, and in 1996 billet sales accounted for approximately 10% of the billets produced by the Company's melt shop. In 1996, the Company had committed to certain customers to provide billets because it anticipated having melting capacity in excess of the capacity of its rolling mill. Production problems, however, reduced melt shop production during fiscal 1996 to the point where such billet sales, rather than being excess capacity, were core capacity and the Company realized lower margins on billet sales. Likewise, the amount of billets available to the rolling mill were limited, so rebar production was restricted and the Company experienced shortages of rebar product to meet its customers' needs.

    The Company believes that it has adequately addressed the production and other problems it has encountered and that anticipated production levels will be achieved in fiscal 1997. The Company is also aggressively addressing the cost issues which have contributed to its loss in fiscal 1996. As a consequence, barring unanticipated market developments, the Company anticipates returning to profitability in fiscal 1997.

The Company.

    The Company is a Delaware corporation formed in 1978 to succeed to the businesses of New Jersey Steel and Structural Corporation, founded in 1967, Capitol Steel Corporation and Fireproof Products Co., Inc.

    The Company spent approximately $17,240,000 in fiscal 1996 on improvements to the Sayreville Mill. These expenditures were incurred primarily in connection with the installation of the new 6-strand caster and other equipment installed as part of the modernization program.

    The Company is engaged in only one industry segment, the ownership and operation of a mini-mill.

Steel Manufacturing Operations.

    The Company's mini-mill melts ferrous scrap -- junked automobiles, railroad cars and track materials, structural steel recovered from demolition of bridges and other obsolete structures, machines and household appliances
-- to produce a limited range of rebar and merchant steel products.
Operations commence with the melting of scrap steel in an electric arc furnace. The molten steel is then funneled through a continuous caster from which it emerges as continuous rectangular strands of steel which are cut into predetermined lengths. These semi-finished steel bars are referred to as billets. The billets are subsequently reheated to 2300 degrees Fahrenheit in a billet reheat furnace and processed in a rolling mill for size reduction, and then rolled into finished reinforcing bars or other steel products. Products emerge from the rolling mill onto a cooling bed where they are cooled uniformly. They are then cut into standard lengths, passed through bundling equipment for packaging and transferred to the storage yard where they are loaded on trucks or railroad cars for shipment to customers.

    Rebar is a bar of steel used to increase the strength of poured concrete. Reinforced concrete is produced when poured concrete is formed with rebar embedded in it. Rebar is manufactured with a ribbed surface which allows concrete to adhere to the rebar, giving reinforced concrete the tensile strength of the rebar and the compression and shear resistance of concrete. Reinforced concrete is used in the construction of highways, bridges, sewage and water treatment plants, buildings, subways, tunnels, dams and other public works. Rebar is manufactured by the Company to standard specification and ranges in diameter from 3/8" to 1-3/8". The Company also produces a limited range of merchant bars which currently consists of rounds and squares and hand rails.

Customers and Marketing.

    The Company's customers are primarily fabricators and steel service centers. During fiscal 1996, sales to the Company's top four customers accounted, respectively, for 15%, 15%, 15% and 12% of the Company's net sales. Due to the commodity nature of rebar and the fact that regional demand is closely related to levels of activity in the construction industry, the Company does not believe that the loss of any significant customer would have a material adverse effect on the Company.

    The Company primarily markets rebar in the northeastern United States, which includes New York, New Jersey, Pennsylvania, Maryland, Delaware, Washington D.C. and New England. The Company is the only significant producer of rebar with a manufacturing facility in the northeastern United States. The Company's facilities are strategically located near its important market areas of Boston, Philadelphia, New York and Washington, D.C., enabling the Company to benefit from lower transportation costs to customers in these markets as compared with competitors who must ship rebar longer distances to serve such customers.

    Substantially all of the Company's sales are made through its own sales force. The Company maintains finished products in inventory based on historical patterns of usage in order to offer immediate shipment to customers whenever possible. The Company transports its products by common carrier, truck, rail and water transportation. The Sayreville Mill is served by an on-site railroad siding.

Competition and Other Market Factors.

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

    Competition. The Company experiences substantial competition in the sale of its products from a number of domestic companies in its geographic markets, including Birmingham Steel Corporation (Kankakee, Illinois), Ameristeel Corporation (Charlotte, North Carolina) and Auburn Steel Co., Inc. (Auburn, New York). With the exception of Auburn Steel Co., Inc., which, although a rebar producer, primarily produces merchant bar, there are no rebar manufacturers in the northeastern United States other than the Company. The mini-mill steel industry currently has excess production capacity, which has resulted in competitive product pricing and pressures on industry profit margins. The high fixed costs of operating a mini-mill encourages mill operators to maintain high levels of output even during periods of reduced demand, which exacerbates the pressures on profit margins. In this environment, efficient production and cost controls are important to mini-mill steel producers. Competing companies in the industry may have more capital and substantially greater manufacturing, marketing and human resources capabilities and may constitute significant long-term competition.

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

    Domestic Overcapacity. The domestic steel industry is characterized by overcapacity. The Company believes, however, that its geographic location, production cost, and the low selling price of rebar relative to other steel products insulate it, to a certain extent, from the competitive effects of this overcapacity.

    Seasonality. The Company's normal operations are subject to a seasonal period of reduced sales during November through January, when winter weather impacts the construction market. To partially offset such seasonal effects, the Company markets rebar to the Puerto Rican market and to the mining industry. During the winter, the Company generally operates the Sayreville Mill at full capacity to build inventory, which is sold during the balance of the year. These increased inventory levels have historically been funded by cash generated by operations and available bank borrowings.

    Backlog. The commodity nature of the mill rebar market is generally not characteristic of a long lead time order cycle. Orders are generally filled within 45 days and are cancelable. The Company does not believe backlog is a significant factor in its business.

Raw Materials.

    Scrap Steel. The principal raw material used in the Company's mini-mill is scrap steel. The market for scrap steel is highly competitive and its price volatility is influenced by periodic shortages, freight costs, speculation by scrap brokers and other conditions largely beyond the control of the Company. Fluctuations in the supply and demand for scrap may result in increased prices and production costs. Fluctuations in scrap market conditions have an industry-wide impact on manufacturing costs and selling prices of finished goods. During periods of scrap price escalation, the mini-mill industry seeks to maintain profit margins and the Company has generally been able to pass along increased raw material costs to customers. However, temporary reductions in profit margin spreads frequently occur due to a timing lag between the escalation of scrap prices and the markets acceptance of higher selling prices for finished steel products. There can be no assurance that the Company will continue to be able to pass on scrap cost increases to its customers.

    The Company purchases scrap through outside brokers, principally Tube City Iron and Metal Company, through which the Company purchased approximately 97% of its total scrap purchases in fiscal 1996. The Company believes that adequate sources of the scrap and other raw materials it uses are readily available, although the increasing prevalence of mini-mills producing a variety of steel products traditionally produced only by integrated steel mills has caused the scrap market to become more competitive in recent years.

    The Company uses various other materials in producing its steel. All of the Company's raw materials are available from a number of sources.

    Electricity and Natural Gas. The Company's mini-mill operations consume large amounts of energy in the form of electricity and natural gas. The Company purchases its electrical energy under a contract which provides for economical electricity rates in return for the utility's right to interrupt the service during peak demand periods. The number and duration of the service interruptions are contractually limited. The Company believes that the savings in the cost of electricity more than offsets any production which might be lost as a result of such interruptions.

    In 1992, the State of New Jersey Board of Regulatory Commissioners approved a revised tariff for electrical service provided by the Company's electric utility, Jersey Central Power & Light, which decreased the rate charged for service to the Sayreville Mill. The full savings from this rate change became effective retroactive to April 1, 1994.

Air Permit Issues.

    The Company's mill is classified, in the same manner as similar steel mills in the industry, as generating hazardous waste due to the production of dust that contains lead, cadmium and chromium. The Company collects the dust resulting from its melting operation through an emissions control system and manages it through a waste recycling firm.

    In September 1994, NJDEP issued a permit covering installation of the Consteel Process at the Sayreville Mill, including a Continuous Emissions Monitoring System ("CEMS") equipment and a stack test.

    The CEMS equipment was started in April, 1995 and the stack test was conducted in February, 1996 and the results were submitted to the NJDEP on March 8, 1996. The CEMS data and the stack test results indicate that operation of the plant involves emissions of CO, NOx and VOC's which exceed the levels contained in the permit. In conjunction with the submission of the stack test results, the Company applied for a modification of its permit to reflect the actual operation of the Consteel Process. Until such time as a new permit is issued, there is a question as to whether the Company is in violation of the temporary permit and, as a consequence, is subject to fines and penalties the amounts of which are subject to the discretion of the NJDEP. It is the Company's position that the mill's emissions meet applicable federal and state requirements and that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations.

    In March 1996, the Natural Resources Defense Council ("NRDC") and the Public Interest Research Group of New Jersey, Inc. ("PIRG"), commenced a lawsuit against the Company in the United States District Court for the District of New Jersey (Civil Action No. 96-1060 (JAG)). The lawsuit is based on the Company's CEMS reports submitted to the NJDEP and claims that the alleged exceedances since April 1995 constitute violations of the Clean Air Act which are not being pursued by the NJDEP. The complaint seeks unspecified fines and penalties for the alleged violations and for an injunction mandating operation of the Sayreville Mill in accordance with its permit. The State of New Jersey has intervened in the litigation. The Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations.

    Other than the issues raised in the foregoing matters, management believes the Company is in compliance in all material respects with applicable environmental requirements. Management does not anticipate any substantial increase in its costs for environmental remediation or that any such remediation costs will have an adverse effect on the Company's competitive position, operations or results. However, additional capital expenditures on engineering improvements to the mill may be required to resolve the open permit issues. The Company can not anticipate what may be required or how costly any such improvements may be, although it does not believe that they will have a long-range adverse effect on the Company's financial position or results of operations.

    Total expenditures incurred by the Company in fiscal 1996 in relation to environmental matters was approximately $2.8 million.

Employees.

    As of November 30, 1996, the Company employed 331 people, none of whom are parties to collective bargaining agreements with the Company.


Item 2. Properties.

    The Company owns approximately 116.5 acres of real estate in Sayreville, New Jersey, upon which are located a 235,000 square foot steel mill, an 8,000 square foot executive office building, a 30,000 square foot epoxy coating plant and training center, storage and repair facilities. The Sayreville property is generally fully utilized and is suitable for its use in the Company's business.

    The Company owns approximately 8.5 acres in Bowie, Maryland, on which its 21,000 square foot fabrication facility, closed in 1996, was located. It is not currently utilized in the Company's business and is for sale.

    The Company owns 27 acres in Keasbey, New Jersey, which has 94,000 square feet of industrial buildings and dock facilities. While the Company rents out a portion of the space at the Keasbey property, the balance of the property is not utilized in the Company's business. The Company is currently seeking a buyer for the property.


Item 3. Legal Proceedings; Other Matters.

    The Company, Von Roll Holding AG ("Von Roll"), and various present and former officers and directors of the Company (Walter H. Beebe, Heinz Frech, H. Georg Hahnloser, Harvey L. Karp, Robert J. Pasquarelli, Thomas W. Jackson and Paul Roik) are defendants in an action in the United States District Court for the Southern District of New York entitled GARY LUTIN V. NEW JERSEY STEEL CORPORATION, ET AL. (Case No. 93 CIV 6612), which was originally commenced in a West Virginia state court in 1991. The plaintiff has alleged that the defendants conspired to destroy the business of Advanced Mining Systems, Inc., a company which manufactured roof support systems for underground coal mines. In 1995, the same plaintiff filed a second action in the same court against the same parties under the Federal RICO statutes. The plaintiff seeks unspecified damages in both actions which he claims to be in excess of $50,000,000.

    In October 1996, the court rendered a decision dismissing the complaints in the two actions. The RICO claims were dismissed with prejudice. The claims for tortious conspiracy were dismissed without prejudice to the plaintiff's right to replead. Plaintiff has filed an appeal from the decision dismissing his RICO claim and filed an amended complaint in the first action. The Company has moved to dismiss that amended complaint.

    A related action entitled NEW JERSEY STEEL CORPORATION AND VON ROLL HOLDING A.G. v. GARY LUTIN, pending in the Supreme Court of the State of New York, County of New York (Index No. 96-103400), involves a claim by the Company and Von Roll against Mr. Lutin for libel in connection with a letter written by Mr. Lutin. In July, 1996, Mr. Lutin filed his answer with counterclaims asserting essentially the same claims as were made in the two federal actions. The court dismissed the counterclaims on the ground that there was another action pending for essentially the same claims in federal court. Mr. Lutin has filed an appeal from the Court's decision.

    The Company has been advised by its counsel that, based on the information available to it, the claims of Mr. Lutin in these matters are without merit.

    In March 1994, Novo-Plez SA ("Novo") and NASCO Brokers, Inc. ("NASCO") (Novo and NASCO, collectively the "Claimants"), steel brokers, commenced an arbitration against the Company in the International Court of Arbitration of the International Chamber of Commerce (the "Swiss Arbitration") seeking damages for steel purchased from the Company which the Claimants assert was of inferior quality. Upon conclusion of the arbitration hearings in March 1996, the Arbitrator issued an award in favor of the Company denying all of the Claimants' claims for losses and damages. The Company was also awarded its fees and expenses associated with the arbitration.

    Egyptian Metals Company, the customer of the Claimants in the Swiss Arbitration, is pursuing a related claim against the Company, Novo and NASCO in the United States District Court for the District of New Jersey (Case No. CIV. 95 823 (DRD)) based on the same transactions as the Swiss Arbitration seeking damages in the amount of $5,050,000 against the Company (Novo and NASCO were dropped as defendants). Trial is scheduled to begin March 11, 1997. The Company believes it will ultimately prevail in its defense of this action.

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



PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

    The Company's Common Stock is traded on the NASDAQ National Market System under the symbol NJST. On February 14, 1997, there were approximately 1,398 holders of record of the Company's Common Stock. The Company is not currently paying dividends and has not paid cash dividends since 1991. The Company periodically reviews reinstating the cash dividend but it has no present intention to do so. The range of high and low closing sale prices of the Common Stock for the last two fiscal years by quarter is presented below:

	    FIRST           SECOND          THIRD           FOURTH

		HIGH       LOW      HIGH           LOW     HIGH    LOW      HIGH            LOW

FISCAL
 1996   10-1/2  7-3/4     9     6-1/2     9       6     7-1/2    3-3/4

FISCAL
 1995     14-3/4        12-5/8   12-3/4         11-3/4  12-1/4   9-3/4     10-1/2          9-1/4

Item 6. Selected Financial Data.

    The selected financial data shown below for the five year period ended November 30, 1996 should be read in conjunction with the Financial Statements and related Notes thereto which are included elsewhere in this Report.

					      Year Ended November 30
				  1996     1995      1994      1993      1992
					      (In thousands, except per share data)

STATEMENT OF OPERATIONS
  DATA
Net Sales                     $145,209 $137,236  $137,755  $119,462 $111,746
Gross (loss) profit             (4,236)   7,983     9,022     7,129    7,159
(Loss) earnings before
 extraordinary credit and
 cumulative effect of
 change in accounting
 for income taxes              (14,922)     705     2,599    (3,702)     697
Net (loss) earnings(1)         (14,922)     705     2,599     1,198    2,064

PER SHARE DATA(2)
(Loss) earnings before
 extraordinary credit and
 cumulative effect of
 change in accounting
 for income taxes               $(2.52)     .12     $.44      $(.63)    $.12
Net (loss) earnings              (2.52)     .12      .44        .20      .35
Cash dividends declared              -        -        -          -        -

BALANCE SHEET DATA
Working capital               $  1,251 $  3,030 $  3,656   $ 18,126 $ 34,249
Total assets                   151,250  146,243  136,236     113,306 105,515
Long-term debt (including
 current portion)               37,764   19,400   10,536           -       -
Total stockholders' equity      75,399   90,321   89,450      86,623  85,425

------------------

(1) The Company adopted the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" effective December 1, 1992. The cumulative effect of this change in accounting for income taxes was a credit of $4,900,000 in fiscal 1993.

(2) The weighted average number of shares of common stock and common stock equivalents where applicable is approximately 5,921,000, 5,903,000, 5,883,000, 5,874,000 and 5,868,000 shares for the years
	ended November 30, 1996, 1995, 1994, 1993, and 1992, respectively.


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

    Scrap steel is the principal raw material used in the Company's products and accounted for approximately 43% of the Company's total cost of product sold in fiscal 1996. Scrap demand, and therefore scrap prices, are affected by cyclical, seasonal and other market factors. These fluctuations in scrap prices affect the Company's revenues, cost and earnings.

    The Company began a modernization program in 1993 designed to increase its melt shop capacity and reduce operating costs. The major elements of the modernization program included upgrading equipment, the installation of a new production technology known as the Consteel Process and a new continuous casting machine. Each of the elements of the modernization program have been completed.

     The Company is not aware of any material remediation contingencies associated with the real estate or industrial facilities owned and operated by it. The Sayreville Mill operates pursuant to permits issued by various regulatory agencies, including the NJDEP. Should the respective regulatory agencies impose substantially more restrictive operating conditions on renewal of the permits, the Company's operations could be substantially and adversely affected. See "Business - Air Permit Issues".

Results of Operations.

    The following table sets forth for the periods indicated the relative percentages selected items in the Consolidated Statements of Operations bear to net sales:

					       Year Ended November 30,
						 1996    1995    1994
Net Sales                                         100%    100%    100%

Gross (Loss) Profit                              (2.9)    5.8     6.5

Selling, General &
 Administrative Expenses                          6.1     5.2     5.0

Other (Expense) Income                           (1.0)    (.4)     .4

(Loss) Earnings Before Provision
 for Income Taxes, And Equity in
 Operations of Investee                         (10.0)      .2    1.9

Provision for Income Taxes                         --       --     --

Equity in Operations of Investee                  (.3)      .3     --

Net (Loss) Earnings                             (10.3)      .5    1.9

Year ended November 30, 1996 compared
to the year ended November 30, 1995

    Net sales for the fiscal year ended November 30, 1996 rose 6% to $145,209,000 from $137,236,000 for fiscal 1995 primarily on the strength of higher finished goods and billet shipments. The Company's total shipments rose 17% to 514,000 tons in fiscal 1996 from 439,000 tons in fiscal 1995. While rebar pricing recovered in the second half of 1996, it did not offset the negative pricing environment in the first half of 1996. As a result, the benefit of higher 1996 shipment levels was offset by lower average finished goods selling prices which fell 7% to $291 from $313 per ton in fiscal 1995.

    Gross profit margin declined to a negative 2.9% in fiscal 1996 from a positive 5.8% in 1995. The decline in average finished goods selling prices was primarily responsible for this margin decline. Despite higher production levels in both the melt shop and rolling mill as well as lower scrap prices, total product costs did not change materially. Higher production levels reflected higher operating hours which were offset by lower productivity in both the melt shop and rolling mill.

    While scrap costs dropped to $110 from $113 in fiscal 1995, the Company experienced an increase in billet conversion costs because of operating problems with its old caster and start-up difficulties with its new caster in the fourth quarter.

    Selling, general and administrative expense increased $1,729,000 to $8,894,000 in fiscal 1996 from $7,165,000 in 1995. This increase in 1996 was primarily the result of increased legal and professional fees due to regulatory and environmental matters.

    Total other expense for the 1996 fiscal year increased $735,000 to $1,313,000 from $578,000 in fiscal 1995. This was primarily the result of an increase in interest expense of $1,107,000 and a decrease in other expense of $96,000. Rental income increased $34,000 in fiscal 1996 to $185,000 from $151,000 in fiscal 1995.

    The Company's share of equity in operations of investee contributed a loss of $479,000 for the 1996 fiscal year as compared to income of $465,000 for the 1995 fiscal year.

Year ended November 30, 1995 compared
to the year ended November 30, 1994.

    Net Sales for the fiscal year ended November 30, 1995 remained flat at $137,236,000 as compared to $137,755,000 for the 1994 fiscal year, reflecting a 2% decline in shipment levels and a small increase in selling prices. Annual shipment levels for fiscal 1995 were 439,000 tons, as compared to 446,000 tons in fiscal 1994. While rebar prices remained flat year to year, overall pricing edged up slightly because of higher epoxy pricing and a higher mix of merchant bar. Rebar pricing remained strong during the first half of fiscal 1995, but experienced a deep decline during the second half of the year. This decline reflected aggressive price discounting by mills in response to high inventory levels at both mill and customer locations. Overall average selling prices rose to $313 per ton in fiscal 1995 and $309 per ton in fiscal 1994.

    Gross profit margins decreased to 5.8% in the 1995 fiscal year from 6.5% in 1994. The decrease in gross profit margins in 1995 resulted from higher average scrap costs, higher other material costs and higher depreciation charges. Average scrap costs increased to $113 per ton in fiscal 1995 from $104 per ton in fiscal 1994. These negative factors were partially offset by the benefit of slightly higher selling prices in 1995.

    Selling, general and administrative expense increased $168,000 to $7,165,000 in fiscal 1995 from $6,997,000 in 1994. This increase in 1995 was primarily the result of increased legal and various expense categories.

    Total other income (expense) for the 1995 fiscal year decreased $1,152,000 to $578,000 of expense from $574,000 of income in fiscal 1994. This was primarily the result of an increase in interest expense of $676,000 and a decrease in rental income of $380,000.

    The Company's equity in operations of investee contributed $465,000 to earnings for the 1995 fiscal year.

Liquidity and Capital Resources.

    In June 1996, the Company entered into an Amended and Restated Loan and Security Agreement (the "loan agreement") with its bank to increase the maximum amount available under its revolving credit facility from $17,500,000 to $20,000,000 and to extend the maturity date from April 30, 1997 to May 1, 1998. The maturity dated on the Company's $7,500,000 term loan was also extended from December 31, 2000 to May 1, 2001. The loan agreement also amended certain financial covenants. Borrowings under the revolving credit facility and term loan are secured by substantially all of the Company's assets. Principal repayments under the term loan are due in monthly installments of $125,000 beginning December 1, 1996 with a final payment of $875,000 due at maturity. Interest on the term loan and outstanding amounts under the revolving credit facility are payable at the prime rate plus one percent. At November 30, 1996, the Company was not in compliance with certain of the financial covenants, such non-compliance was waived by the bank. On February 27, 1997, the bank amended the loan agreement with respect to the financial statement covenants. Covenants amended include tangible net worth, working capital, capital expenditures and the cash coverage ratio, as defined.

    Concurrently with the execution and delivery of the loan agreement, the Company entered into a Credit Agreement (the "credit agreement") with Von Roll, its majority stockholder. The credit agreement provided a $15,000,000 revolving credit facility to the Company which matures May 1, 1998. The credit agreement was amended in September 1996 increasing the amount available under the revolving credit facility to $17,000,000. Repayment of borrowings under this revolving credit facility is subordinated to the bank borrowing referred to above and is secured by subordinate liens on substantially all of the Company's assets. Interest on outstanding amounts under the credit agreement is payable monthly at the prime rate plus one percent. In December 1996, the Board of Directors of the Company authorized an amendment to the credit agreement with Von Roll increasing the maximum amount available under the revolving credit facility to $19,000,000 and subsequently the Company increased its borrowings by $2,000,000.

    Von Roll has also guaranteed the Company's payment obligations under the Company's scrap brokerage and service agreements. The guaranty is for a maximum of $5,000,000 and will expire 30 days after termination of the scrap brokerage and service agreements.

    The year ended November 30, 1996, reflects reduced liquidity as compared to earlier periods. This was primarily a result of funding capital improvements, primarily related to the modernization program. Capital expenditures during fiscal 1996, 1995 and 1994 were $17,240,000, $14,634,000 and $32,891,000, respectively. In fiscal 1997, the Company expects to be profitable and for capital expenditures to decline. At November 30, 1996, the Company had total outstanding indebtedness (bank and Von Roll) of $37,764,000. Remaining availability under the bank revolving credit facility is $6,736,000. At the present time, liquidity to fund the Company's operations and capital expenditures depends on outside financing.

On February 27, 1997, the bank agreed to a temporary increase in the maximum amount available inder its credit facility from $20,000,000 to $23,500,000. The increase in availability is only in effect through May 31, 1997.
In addition, the Company anticipates that with the continued support from its majority stockholder, it will be able to secure additional borrowings to meet its anticipated liquidity requirements.

    Net cash used in operating activities was $1,172,000 in fiscal 1996 as compared to cash provided by operations of $5,328,000 in fiscal 1995, primarily as a result of an operating loss for fiscal 1996. Offsetting the decrease in cash flows was a decrease in other assets of $4,401,000 and an increase in accounts payable of $3,056,000. As a result, working capital decreased by $1,779,000 for fiscal 1996.

    Net cash used in investing activities increased $2,606,000 to $17,240,000 in fiscal 1996 as compared to $14,634,000 for fiscal 1995, reflecting an increase in capital expenditures. Capital expenditures for 1994 were $32,891,000. Capital expenditures for fiscal 1997 are anticipated to be $6,800,000 primarily for the melt shop. There were no significant cash flows from investing activities other than capital expenditures in fiscal 1996, 1995 and 1994.

    In fiscal 1994, cash flows from financing activities were $10,764,000 and in fiscal 1995, cash flows from financing activities decreased $1,734,000 to $9,030,000 primarily from the Company's bank borrowings to fund the modernization program. In fiscal 1996, cash flows provided by financing activities increased $9,334,000 to $18,364,000 primarily from borrowings from its parent to fund the modernization program.


Recently Issued Accounting Standards

The Company has not adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" (SFAS 121). SFAS 121 was issued in March 1995 and is effective for fiscal years beginning after December 15, 1995. The Company believes that the adoption of this accounting standard will not have a material effect on the Company's consolidated financial position or results of operations. The Company has not adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS 123).
SFAS 123 was issued in October 1995 and is effective for financial statements for fiscal years beginning after December 15, 1995. SFAS 123 allows for alternative methods of accounting for stock-based compensation arrangements with employees. The Company currently anticipates remaining on APB Opinion No. 25 and will provide supplemental pro-forma net (loss) earnings and per share data giving consideration to the fair value of stock options as an expense.

Environmental.

    The Company's mill is classified, in the same manner as similar steel mills in the industry, as generating hazardous waste due to the production of dust that contains lead, cadmium and chromium. See "Business - Air Permit Issues" above.

Future Trends Commentary.

    While the Company has not yet fully realized all the anticipated savings from its modernization program, the Company believes these savings are achievable. Much of the Company's future profitability improvement will depend on the timing of achieving such savings and on the spread between scrap prices and the Company's selling prices. The Company has also instituted an aggressive cost reduction effort to reduce its product cost. Preliminary reviews have shown this is achievable and is aggressively pursuing additional cost reductions. The Company's ability to pass through scrap cost increases in its selling prices will also be an important element in any improvement in the Company's future profitability.

Net Operating Loss Carryforwards.

    At November 30, 1996 the Company had net operating loss ("NOL") carryforwards for Federal income tax purposes of $50,090,000, which expire in the years 1997-2011.

    Management believes that it is more likely than not that certain of its NOL carryforwards will be utilized prior to their expiration. This belief is based upon the factors discussed in the following paragraph.

    In fiscal 1993, the Company commenced a modernization program which included a new technology for making steel called the Consteel Process. The Company completed this program in September 1996 with the installation of its new caster. Delays upon transitioning to the new caster resulted in inefficiencies and cost overruns. Management is addressing such issues and expects to realize the anticipated efficiencies and achieve the previously anticipated cost savings beginning in fiscal 1997. Additionally, implementation of a cost reduction program in the early part of fiscal 1997 is projected to reduce costs. Also, the Company operates in a highly cyclical industry and consequently has a history of generating and subsequently utilizing significant amounts of NOL carryforwards.

    The Tax Reform Act of 1986 contains provisions materially limiting the use, INTER ALIA, of NOL carryforwards after an "ownership change" (as defined). In general, an ownership change will occur only if there has been a change in the stock ownership of a corporation of more than 50 percentage points during a three-year "testing period", generally the three-year period preceding the date of the change in stock ownership in question. Transactions involving stockholders individually holding less than 5% of the voting stock generally are not taken into account, however, in determining whether there has been such a change. Transactions which may result in an ownership change can arise in any number of ways including sales or other transfers by existing stockholders, new issuances of shares, issuance of options, and redemptions. See Item 12 "Security Ownership of Certain Beneficial Owners and Management."

    There can be no assurance that future transactions involving shares of stock in the Company including, without limitation, issuances of certain types of preferred stock, will not result in a more than 50 percentage point ownership change within the meaning of the Internal Revenue Code which might therefore result in a material curtailment of the ability of the Company to avail itself of its NOL carryforwards.


Item 8. Financial Statements and Supplementary Data.

    See Index on Page F-1.


NEW JERSEY STEEL CORPORATION
AND SUBSIDIARY

Index to Consolidated Financial Statements and Schedule



								    Page
								   Number

Independent Auditors' Report                                         F-2


Consolidated Financial Statements:
	Consolidated Balance Sheets - November 30, 1996 and 1995                  F-3
	Consolidated Statements of Operations - Years ended
		November 30, 1996, 1995 and 1994                     F-4
	Consolidated Statements of Stockholders' Equity - Years
		ended November 30, 1996, 1995 and 1994               F-5
	Consolidated Statements of Cash Flows - Years ended
		November 30, 1996, 1995 and 1994                     F-6
	Notes to Consolidated Financial Statements                   F-7


Schedule II - Valuation and Qualifying Accounts - Years ended
	November 30, 1996, 1995 and 1994                             F-21




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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Jersey Steel Corporation and subsidiary as of November 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




KPMG Peat Marwick LLP

Short Hills, New Jersey
January 10, 1997, except as to note 8,
	which is as of February 27, 1997

				    F-2
-----------------------------------------------------------------------------

NEW JERSEY STEEL CORPORATION
AND SUBSIDIARY

Consolidated Balance Sheets

November 30, 1996 and 1995

(Dollars in Thousands, Except Per Share Data)


     Assets                                           1996            1995
						   -----------------------
Current assets:
	Cash and cash equivalents                 $     13              61

	Receivables:
		Trade, less allowance for
		doubtful receivables of $2,307
		and $2,147 in 1996 and 1995,
		respectively                        21,273          22,164
		Trade - affiliate                    2,458           1,538
		Other                                  542             293
						   -----------------------
		      Net receivables               24,273          23,995

	Inventories                                 15,990          15,276
	Prepaid expenses and other current assets      412             508
	Deferred income taxes                          270             837
						   -----------------------
		      Total current assets          40,958          40,677

Property, plant and equipment, net                  91,607          82,365
Other assets                                         1,422           5,691
Deferred income taxes                                4,630           4,063
Real estate held for sale                           12,753          13,447
						   -----------------------
						  $151,370         146,243
						   =======================
	Liabilities and Stockholders' Equity

Current liabilities:
     Current installments of long-term debt          1,500           1,125
	Accounts payable - trade                    32,020          28,514
	Due to parent                                2,035             789
	Accrued expenses                             4,152           7,219
						   -----------------------
		      Total current liabilities     39,707          37,647
						   -----------------------
Note payable - bank                                 13,264          11,900
Long-term debt, less current installments            6,000           6,375
Note payable - parent                               17,000               -

Stockholders' equity:
	Preferred stock, $.01 par value.
	Authorized 5,000,000 shares; none issued         -               -
	Common stock, $.01 par value.
	Authorized 15,000,000 shares; issued and
	   outstanding 5,920,500 shares in 1996
	   and 1995                                     59              59
	Additional paid-in capital                 134,070         134,070
	Accumulated deficit                        (58,730)        (43,808)
						   -----------------------
		      Total stockholders' equity    75,399          90,321

Commitments and contingencies
						   -----------------------

						  $151,370         146,243
						   =======================

See accompanying notes to consolidated financial statements.

				   F-3
--------------------------------------------------------------------------


NEW JERSEY STEEL CORPORATION
AND SUBSIDIARY

Consolidated Statements of Operations

Years ended November 30, 1996, 1995 and 1994

(Dollars in Thousands, Except Per Share Data)




						   1996      1995      1994
						---------------------------
Net sales                                      $137,560   128,319   128,605
Net sales - affiliate                             7,649     8,917     9,150
Cost of sales                                   149,445   129,253   128,733
						---------------------------
			Gross (loss) profit      (4,236)    7,983     9,022

Selling, general and administrative expenses,
	including management and technical
	consulting fees to Von Roll Ltd. of
	$450 in 1996, 1995 and 1994               8,894     7,165     6,997
						---------------------------
			Operating (loss) income (13,130)      818     2,025
						---------------------------
Other (expense) income:
	Interest (expense) income                (1,498)     (633)       43
	Rental income                               185       151       531
	Other expense                                 -       (96)        -
						---------------------------
						 (1,313)     (578)      574
						---------------------------
			(Loss) earnings before
	provision for income
	taxes and equity in
	operations of investee                  (14,443)      240     2,599

Provision for income taxes                            -         -         -
						---------------------------
			(Loss) earnings before
			equity in operations
			of investee             (14,443)      240     2,599

Equity in operations of investee                   (479)      465         -
						---------------------------
			Net (loss) earnings    $(14,922)      705     2,599
						===========================
Net (loss) earnings per common share           $  (2.52)      .12       .44
						===========================
Weighted average number of common
   shares outstanding                             5,921     5,903     5,883
						===========================

See accompanying notes to consolidated financial statements.

				   F-4
---------------------------------------------------------------------------

NEW JERSEY STEEL CORPORATION
AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

Years ended November 30, 1996, 1995 and 1994

(Dollars in Thousands, Except Per Share Data)

			   Capital Stock
		 ----------------------------------
		 Preferred stock     Common Stock
		 ----------------------------------
		 $.01               $.01             Addi-             Total
		 par                par              tional    Accum-  stock
		 value              value            paid-in   ulated  holders
		 shares  Amount     shares   Amount  capital   deficit equity
		 ----------------------------------  -------------------------
Balances at
  November 30,
  1993              -   $    -    5,873,870  $   59  133,676   (47,112) 86,623

Common stock
  options
  exercised         -        -       19,500       -      228         -     228
Net earnings        -        -            -       -        -     2,599   2,599
		 ----------------------------------  -------------------------
Balances at
  November 30,
  1994              -        -    5,893,370      59  133,904   (44,513) 89,450

Common stock
  options
  exercised         -        -       27,130       -      166         -     166
Net earnings        -        -            -       -        -       705     705
		 ----------------------------------  -------------------------
Balances at
  November 30,
  1995              -        -    5,920,500      59  134,070   (43,808) 90,321

Net loss            -        -            -       -        -   (14,922)(14,922)
		 ----------------------------------  -------------------------
Balances at
  November 30,
  1996              -   $    -    5,920,500  $   59  134,070   (58,730) 75,399
		 ==================================  =========================

See accompanying notes to consolidated financial statements.

				   F-5
------------------------------------------------------------------------------

NEW JERSEY STEEL CORPORATION
AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended November 30, 1996, 1995 and 1994

(Dollars in Thousands)



						      1996    1995    1994
						   ------------------------
Cash flows from operating activities:
   Net (loss) earnings                            $(14,922)    705   2,599
     Adjustments to reconcile net (loss)
       earnings to net cash (used in) provided
       by operating activities:
	  Depreciation                               8,026   6,703   5,556
	  Provision for losses on trade receivables    160     330     742
	  Loss on sale of fixed assets                 175       -       -
	  Loss (income) from equity investment         479    (465)      -
	  Changes in assets and liabilities:
	     Increase in net receivables              (438) (1,229) (4,613)
	     (Increase) decrease in inventories       (714)   (423)  7,216
	     Decrease (increase) in prepaid
		expenses and other current assets       96     730    (699)
	     Decrease (increase) in other assets     4,521  (1,295)   (440)
	     Increase in accounts payable - trade    3,506     690   6,349
	     (Decrease) increase in due to parent
		and accrued expenses                (2,061)   (418)  3,218
						   ------------------------
		    Net cash (used in) provided by
		     operating activities           (1,172)  5,328  19,928
						   ------------------------
Cash flows from investing activities
   - capital expenditures                          (17,240)(14,634)(32,891)
						   ------------------------
Cash flows from financing activities:
	Net borrowings from bank credit facility     1,364   1,364  10,536
	Proceeds from Parent credit agreement       17,000       -       -
	Proceeds from long-term debt                     -   7,500       -
	Proceeds from exercise of stock options          -     166     228
						   ------------------------
		    Net cash provided by financing
		     activities                     18,364   9,030  10,764
						   ------------------------
		    Net decrease in cash and cash
		     equivalents                       (48)   (276) (2,199)

Cash and cash equivalents at beginning of year          61     337   2,536
						   ------------------------
Cash and cash equivalents at end of year          $     13      61     337
						   ========================

See accompanying notes to consolidated financial statements.

				   F-6
---------------------------------------------------------------------------

NEW JERSEY STEEL CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements

November 30, 1996, 1995 and 1994

(Dollars in Thousands, Except Per Share Data)



 (1)    Ownership and Summary of Significant Accounting Policies

Ownership and Nature of Operations

New Jersey Steel Corporation (the Company) and subsidiary are majority owned by Von Roll Holding Ltd. (Von Roll), a company based in Switzerland. The Company has one subsidiary, N.J.S.C. Investment Co., Inc., and operates in one industry segment, the manufacture and sale of steel products. The Company is a steel mini-mill which is designed to convert scrap metal into steel, operating at a high capacity utilization and employing modern technology to produce steel reinforcing bars (rebar) which are sold primarily to rebar fabricators, mine roof bolt manufacturers and steel service centers. The Company's steel reinforcing bars are used primarily in the construction industry.

Business and Other Risk

The Company grants trade credit to customers, substantially all of which are located in the Northeastern United States. During the year ended November 30, 1996, the Company generated sales to four customers representing 15%, 15%, 15% and 12% of net sales. During the year ended November 30, 1995, the Company generated sales to three customers representing 17%, 13% and 12% of net sales. During the year ended November 30, 1994, the Company generated sales to three customers representing 21%, 11% and 10% of net sales. At November 30, 1996 and 1995, the Company's ten largest customer trade receivable accounts aggregated approximately 93% and 92%, respectively, of trade receivables.

The principal raw material used in the Company's mini-mill is scrap steel. The Company purchases scrap through outside brokers, principally one broker through which the Company purchased approximately 97%, 98% and 87% of its total scrap purchases in 1996, 1995 and 1994, respectively. The purchase prices for scrap are dependent upon market conditions, as is the ultimate sales price of the Company's finished rebar. The Company's operating results will be affected by the changing conditions affecting the current prices of scrap and rebar. Due to the impact of the winter weather in the Northeast on the construction market, the Company typically experiences a seasonal period of lower sales in winter months, when inventory levels are built.

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

				    F-7
------------------------------------------------------------------------------

The Company's mill is classified, in the same manner as similar steel mills in the industry, as generating hazardous waste due to the production of dust. The Company collects the dust resulting from its melting operation through an emissions control system and manages it through a waste recycling firm.

The mill operates pursuant to permits issued by various regulatory agencies. Should the respective regulatory agencies impose substantially more restrictive operating conditions upon the renewal of the permits, the Company's operations could be substantially and adversely affected. For additional information with respect to environmental matters see note 10.

The Company has substantially completed a plant modernization program which included the installation of the Consteel continuous scrap feed process, pollution control system and a new continuous caster. The Company has experienced substantial difficulties in getting the new equipment on line and working smoothly. The future profitability of the Company is contingent upon, among other factors, the ability to correct such difficulties and realize operational efficiencies expected from the new equipment.

The steel industry is cyclical in nature. The Company's sales are primarily derived from products sold to the construction industry, which is also cyclical and affected by, among other factors, the level of consumer confidence and prevailing economic conditions.

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

Depreciation of plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets ranging from 5 to 18 years. Repairs and maintenance are expensed as incurred.

Real Estate Held for Sale

Real estate held for sale, which had been held for investment, consists principally of land, bulkhead and buildings and is stated at net depreciated cost of $12,753 and $13,447 at November 30, 1996 and 1995, respectively. Accumulated depreciation amounted to $3,113 and $2,607 as of November 30, 1996 and 1995, respectively. The carrying value of these assets approximates the estimated net realizable value, less estimated costs to sell. Depreciation has been calculated using the straight-line method over the estimated useful lives of the bulkhead and buildings ranging from 18 to 25 years.

In December 1995 the Board of Directors approved the closure of the Company's fabrication operations in Bowie, Maryland. This matter did not have a material adverse effect on the Company's consolidated financial position or results of operations. The related land and land improvements were reclassified as held for sale in fiscal 1996.

Equity Investment

The Company accounts for its ownership interest in an investee using the equity method.

Supplemental Cash Flow Information

The Company paid no cash for income taxes during the years ended November 30, 1996, 1995 and 1994. Total interest paid totaled approximately $3,437, $2,035 and $1,602 for the years ended November 30, 1996, 1995 and 1994, respectively. Total interest capitalized totaled approximately $1,697, $1,402 and $1,602 for the years ended November 30, 1996, 1995 and 1994, respectively.

Per Common Share Amounts

Net (loss) earnings per common share is computed by dividing net (loss) earnings by the weighted average number of common shares outstanding during the year. The effect on earnings per common share resulting from the assumed exercise of outstanding stock options is antiludilutive in 1996 and immaterial in 1995 and 1994.

Income Taxes

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), which utilizes the asset and liability method of accounting for income taxes.
Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance has been recorded to estimate the portion of net deferred tax assets which management does not presently consider more likely than not to be realized.

Financial Instruments

The carrying amounts of cash, receivables, and other current assets and liabilities approximate fair value due to the short-term maturity of these instruments. The fair value of the Company's long-term debt approximates fair value due to the variable rate of interest on such debt.

Recently Issued Accounting Standards

The Company has not adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" (SFAS 121). SFAS 121 was issued in March 1995 and is effective for fiscal years beginning after December 15, 1995. The Company believes that the adoption of this accounting standard will not have a material effect on the Company's consolidated financial position or results of operations. The Company has not adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS 123).
SFAS 123 was issued in October 1995 and is effective for financial statements for fiscal years beginning after December 15, 1995. SFAS 123 allows for alternative methods of accounting for stock-based compensation arrangements with employees. The Company currently anticipates remaining on APB Opinion No. 25 and will provide supplemental pro-forma net (loss) earnings and per share data giving consideration to the fair value of stock options as an expense.

Use of Estimates

In conformity with generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements. Actual results could differ from those estimates.


(2)    Transactions with Von Roll Holding Ltd.

In accordance with a technical services and management consulting agreement with Von Roll, during each of the years ended November 30, 1996, 1995 and 1994, the Company charged $450 to selling, general and administrative expenses for management and technical consulting services provided by Von Roll. The agreement is on a year-to-year basis. The fee payable under the agreement is renegotiated annually. The Company has agreed to a fee of $450 under this agreement for the year ending November 30, 1997.

Von Roll has also guaranteed the Company's payment obligations under the Company's scrap brokerage and service agreements. The guaranty is for a maximum of $5 million and will expire 30 days after termination of the scrap brokerage and service agreements. In addition, during 1996, the Company entered into a credit agreement with Von Roll (see Footnote 8).


(3)    Inventories

Inventories at November 30, 1996 and 1995 consist of the following:

						   1996    1995
						----------------
	      Finished goods                   $  5,070   5,709
	      Work in process                     1,933     341
	      Raw materials, spare parts
		and supplies                      8,987   9,226
						----------------
					       $ 15,990  15,276
						================

 (4)    Property, Plant and Equipment

Property, plant and equipment at November 30, 1996 and 1995 consists of the following:

						   1996      1995
						------------------
	 Land and land improvements            $  1,641     1,944
	 Steel mill and related facilities       62,861    62,717
	 Machinery and equipment                116,821    89,698
	 Construction in progress                 4,240    18,706
						------------------
						185,563   173,065
	 Less accumulated depreciation           93,956    90,700
						------------------
					       $ 91,607    82,365
						==================


(5)    Investments and Transactions with Related Parties

The Company has an investment in Excel Mining Systems, Inc. (Excel), a mine roof bolt manufacturer and a customer of the Company. The investment, with an original cost and carrying value at November 30, 1996 of $750, is represented by 750 shares of non-voting 9% cumulative preferred stock and approximately 31% of Excel's outstanding common stock. The preferred stock is redeemable on December 31, 1998 or earlier, if a certain earned surplus level is reached, as defined. The preferred stock has a redemption price of one thousand dollars per share plus accrued but unpaid dividends, plus a final dividend, as defined, which, in substance, represents a 50% share of Excel's earned surplus at the redemption date. Upon redemption of the preferred stock, the Company's common stock investment in Excel will be entitled to participate in the earnings of Excel. Through November 30, 1994, the effect of the investment on the Company's consolidated financial position and results of operations was immaterial. However, as described in the following paragraph, during fiscal 1995 Excel acquired another mine roof bolt business and expanded its operations significantly.

During 1995, the Company agreed to guarantee up to $7,000 of Excel's revolving credit facility in connection with Excel's acquisition of a mine roof bolt business. The guarantee expired on November 30, 1995. In exchange for such guarantee, the Company received an additional common equity interest in Excel to bring its aggregate common ownership interest to 31%. Receivables due from Excel are included in trade - affiliates in the accompanying consolidated balance sheets and amount to $2,458 and $1,538 at November 30, 1996 and 1995, respectively. Receivables from Excel carry trade terms consistent with its other customers.

Excel's fiscal year ends on December 31, with its accounts being audited annually. Summary unaudited financial information for Excel as of and for the year ended November 30, 1996 is as follows:

						 1996            1995
					     -------------------------
     Current assets                         $  10,827          12,396
     Current liabilities                       11,597          11,292
					     -------------------------
	Working capital deficit                  (770)          1,104

     Property, plant and equipment, net        13,504          19,025
     Other assets                               5,674           1,153
     Long-term debt  and other liabilities    (17,556)        (19,472)
     Mandatory redeemable preferred stock        (750)           (750)
					     -------------------------
	Stockholders' equity                $     102           1,060
					     =========================
     Sales                                  $  69,112          71,494
					     =========================
     Net (loss) earnings                    $    (958)            930
					     =========================

Under the terms of a 1990 agreement, the Company purchased from a significant customer land and buildings located in Keasby, New Jersey which are included in the accompanying consolidated balance sheets as real estate held for sale. The agreement also provided that the Company lease the property back to the Customer under a two-year operating lease which expired in November 1992, at which point the Customer leased the property on a month-to-month basis. During fiscal 1994, the Customer stopped leasing the property; however, an affiliate of a stockholder of the Customer leased a portion of the property on a month-to-month basis. Rental income from the Customer and an affiliate of the Customer for the year ended November 30, 1994 was approximately $480.

(6)    Income Taxes

The components of the deferred income tax assets and liabilities arising under SFAS 109 at November 30, 1996 and 1995 are as follows:


							  1996       1995
						       -------------------
Deferred tax assets:
  Federal and state net operating loss carryforwards  $ 18,422     11,670
  Other tax credit carryforwards                         4,842      4,585
  Equity investment                                        800        799
  Deferred compensation                                     12      1,186
  Other deductible temporary differences                 2,684      1,839
  Valuation allowances                                 (13,185)    (7,468)
						       -------------------
						      $ 13,575     12,611
						       ===================
Deferred tax liabilities:
  Fixed asset basis differences                          7,579      6,718
  Other taxable temporary differences                    1,096        993
						       -------------------
						      $  8,675      7,711
						       ===================

For tax purposes, the Company has available at November 30, 1996 net operating loss (NOL) carryforwards available to offset future taxable income for regular federal income tax purposes, which expire as follows:


		     1997          $  1,912
		     1998            11,524
		     1999             4,601
		     2006             2,969
		     2008             4,608
		     2009             1,611
		     2010             5,002
		     2011            17,863
				    -------
				   $ 50,090
				    =======

The Company also has investment tax credit carryforwards totaling approximately $856, which expire as follows: $52 in 1997; $347 in 1998; $217 in 1999; and $240 thereafter. Additionally, in conjunction with the Alternative Minimum Tax (AMT) rules, the Company has available AMT credit carryforwards of approximately $1,091, which may be used indefinitely to reduce regular federal income taxes. The Company has also received approval for $4,315 of recycling credits which are available to offset certain state income taxes ($2,848, net of federal benefit). These credits are subject to certain limitations, with an unlimited carryforward. A valuation allowance has been recorded at November 30, 1996 and 1995 for that portion of deferred tax assets which is not presently considered more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the NOL loss carryforward periods previously described are reduced. The valuation allowance increased $5,717 in fiscal 1996 and decreased $114 and $1,446 in fiscal 1995 and 1994, respectively.

Even though the Company incurred a significant loss during 1996, management believes that it is more likely than not that it will generate taxable income sufficient to realize a portion of the tax benefit associated with future deductible temporary differences, NOL carryforwards and tax credit carryforwards prior to their expiration. This belief is based upon the factors discussed below:

 (i) The Company commissioned the new continuous casting machine in September 1996. Delays upon transitioning to the new caster negatively impacted productivity in the melt shop and caused higher billet costs. The Company believes that it has adequately addressed the production and other problems it has encountered and that anticipated production levels will be achieved in fiscal 1997.

 (ii) The Company has instituted a cost reduction effort to reduce product cost. Management believes that such cost savings should begin to be realized in the latter half of fiscal 1997. In addition, the Company operates in a highly cyclical industry which has contributed to earnings or loss results in prior years. There is no assurance, however, that net earnings will be achieved in future years.

The provision for income taxes for the years ended November 30, 1996, 1995 and 1994 differs from the expected (benefit) provision for federal income taxes as follows:


						   1996      1995       1994
						 ---------------------------
Computed expected (benefit) provision for
    federal income taxes                        $(4,911)       82        884
Change in the beginning-of-the year balance of
    the valuation allowance for deferred
    tax assets allocated to the provision
    for income taxes                              5,717      (114)    (1,446)
Expenses (loss) with no tax benefit                  16        15        222
State income tax (benefit) expense before
    change in valuation allowance (net of
    federal income tax benefit)                    (787)       17        117
Other                                               (35)        -        223
						 ---------------------------
						$     -         -          -
						 ===========================

(7)    Stockholders' Equity

Under the terms of the New Jersey Steel Corporation's Incentive Stock Option Plan (ISOP) and 1996 Stock Option Plan, certain key employees may be granted options to purchase up to 503,000 and 300,000 shares, respectively, of common stock. Options are issued at prices equal to the fair market value of the Company's common stock at the date of grant. Options become exercisable ratably over a five-year period. Options which expire or are canceled become available for future grants. The ISOP was terminated by its terms in 1995, and no additional options may be granted thereunder.

Information on common stock options is as follows:


						  Incentive stock options
						  ------------------------
								  Price
						    Shares      per share
						  ------------------------
Outstanding at November 30, 1993                   129,130    $ 3.00-14.00
Granted                                                  -               -
Exercised                                          (19,500)    11.50-11.75
						  ---------    -----------
Outstanding at November 30, 1994                   109,630      3.00-14.00

Granted                                                  -               -
Exercised                                          (27,130)           6.10
						  ---------    -----------
Outstanding at November 30, 1995                    82,500      3.00-14.00

Granted                                            150,000      8.00-8.375
Exercised                                                -               -
						  ---------    -----------
Outstanding at November 30, 1996                   232,500    $ 3.00-14.00
						  =========    ===========
Exercisable                                         82,500    $ 3.00-14.00
						  =========    ===========

(8)    Bank Borrowings

On June 6, 1996, the Company entered into an Amended and Restated Loan and Security Agreement (the loan agreement) with its bank to increase the maximum amount available under its credit facility from $17,500 to $20,000 and to extend the maturity date from April 30, 1997 to May 1, 1998. The maturity date on the Company's $7,500 term loan was also extended from December 31, 2000 to May 1, 2001. The loan agreement also amended certain financial covenants. Borrowings under the credit facility and term loan are secured by substantially all of the Company's assets. Principal payments under the term loan are due in monthly installments of $125 beginning December 1, 1996 with a final payment of $875 due at maturity. Interest on the term loan and outstanding amounts under the credit facility are payable at the prime rate plus 1% (9.25% at November 30, 1996).

The bank requires the Company to meet certain financial covenants such as minimum working capital, current ratio, maximum total liabilities to tangible net worth, and certain profitability, as defined, and net worth requirements. At November 30, 1996 the Company was not in compliance with its working capital, tangible net worth and capital expenditures provisions. On February 7, 1997 the Company obtained from the bank a waiver of noncompliance as of and for the year ended November 30, 1996. On February 27, 1997, the bank amended the loan agreement with respect to the financial statement covenants. Covenants amended include tangible net worth, working capital, capital expenditures and cash coverage ratio, as defined.

On February 27, 1997, the bank agreed to a temporary increase in the maximum amount available under its credit facility from $20,000 to $23,500. The increase in availability is only in effect through May 31, 1997.

Concurrently with the execution and delivery of the loan agreement, the Company entered into a credit agreement dated as of June 6, 1996 (the credit agreement) with Von Roll Holding AG, the Company's majority stockholder. The credit agreement provides a $15,000 revolving credit facility to the Company which matures May 1, 1998. In September 1996, the Board of Directors of the Company authorized an amendment to the credit agreement increasing the maximum amount available under the credit agreement facility to $17,000. Repayments of borrowings under this credit facility are subordinated to the loan agreement and are secured by subordinate liens on substantially all of the Company's assets. Interest on outstanding amounts under the credit agreement is payable monthly at the prime rate plus 1% (9.25% at November 30, 1996). At November 30, 1996, $17,000 is outstanding under the credit agreement. Accrued interest payable to Von Roll was approximately $849 at November 30, 1996.

In December 1996, the Board of Directors of the Company authorized an amendment to the credit agreement with the parent increasing the maximum amount available under the revolving credit facility to $19,000 and subsequently the Company increased its borrowings by $2,000. The Company anticipates that with the continued support from its parent, it will be able to secure additional borrowings in fiscal 1997.

The aggregate maturities of the Company's outstanding borrowings under the for each of the four years subsequent to November 30, 1996 are as follows:
1997: $1,500; 1998: $31,764; 1999: $1,500; and 2000: $1,500.

(9)    Benefit Plans

The Company has a 401(k) plan which allows employees, upon meeting eligibility requirements, to make contributions to the plan, and under various conditions allows the Company to contribute to the plan at percentages specified in the plan agreement. Company contributions to the plan amounted to $186, $178 and $175 in 1996, 1995 and 1994, respectively.

The Company had a voluntary, nonqualified plan of deferred compensation covering a select group of key employees. Under the terms of the plan, key employees were eligible to defer specific percentages of their compensation until their retirement or other termination of employment. On December 12, 1995, the Company's Board of Directors approved the termination of this plan effective as of the close of business on December 31, 1995. The assets of the plan were distributed to the participants in January 1996. Company contributions to the plan amounted to $28, $528 and $261 in 1996, 1995 and 1994, respectively.

During the years ended November 30, 1995 and 1994, the Company charged $97 and $189, respectively, to operations for amounts paid under a profit-sharing plan for hourly and salaried employees, as authorized by the Board of Directors.


(10)    Commitments and Contingencies

In September 1994, the New Jersey Department of Environmental Protection (NJDEP) issued a "Permit to Construct, Install or Alter Control Apparatus or Equipment" a "Temporary Certificate to Operate" and a "Prevention of Significant Deterioration Permit" (the NJDEP Permit). The NJDEP Permit authorized the Company to install the Consteel Process at the Sayreville Mill, including a Continuous Emissions Monitoring System (CEMS) equipment and directed that there be a stack test. The CEMS equipment was started in April 1995 and the stack test was conducted in February 1996 with the results submitted to the NJDEP in March 1996. The CEMS data and stack test results indicated that certain emissions exceed the levels contained in the permit.
In conjunction with the submission of these results, the Company applied for a modification of its permit to reflect actual operations. Until such time as a new permit is issued, there is a question as to whether the Company is in violation of the NJDEP permit and, as a consequence, subject to fines and penalties, the amounts of which are subject to the discretion of the NJDEP. Discussions with the NJDEP regarding how to proceed in this matter and the application process for a permit with revised limits are continuing. The Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations.

In March 1996, the Natural Resources Defense Council (NRDC) and the Public Interest Research Group of New Jersey, Inc. (PIRG) commenced a lawsuit against the Company in the United States District Court of New Jersey. The lawsuit is based on the Company's CEMS reports submitted to the NJDEP and claims that the exceedances since April 1995 constitute violations of the Clean Air Act which are not being pursued by the NJDEP. The complaint seeks unspecified fines and penalties for the alleged violations and for an injunction mandating operation of the Sayreville Mill in accordance with its permit. The Company filed an answer with the United States District Court on April 10, 1996. Since that time, the State of New Jersey has intervened in the litigation. The Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations.

In March 1994, Novo-Plez SA and NASCO Brokers, Inc. (the Claimants), steel brokers, commenced an arbitration against the Company in the International Court of Arbitration of the International Chamber of Commerce (the Swiss Arbitration) seeking damages for steel purchased from the Company which the Claimants assert was of inferior quality. In March 1996, the Arbitrator issued an award in favor of the Company denying all the Claimants claims for losses and damages. The Company was also awarded its fees and expenses associated with the arbitration.

Egyptian Metals Company (EMC), the customer of the Claimants in the Swiss Arbitration, and its broker pursued a related claim before the Tribunal de Commerce in Paris, France (the Paris Action), alleging that the Company was liable to it for the sale of the defective billets. EMC claimed damages of approximately $2,121 and an additional claim for payment of one hundred thousand French francs under the French Code of Civil Procedure. The Company has not entered an appearance in the Paris Action as, based on the advice of legal counsel, management believes that the French court is without jurisdiction over the Company, and that the litigation will ultimately be dismissed or, if judgment is in fact entered, the Company will have meritorious defenses against the enforceability of the judgment.

In February 1995, EMC filed a complaint against the Company, Novo-Plez SA and NASCO Brokers, Inc. in the United States District Court for the District of New Jersey based on the same transactions as the Paris Action and the Swiss Arbitration seeking damages against the Company in the amount of $5,050. Novo-Plez SA and NASCO Brokers, Inc. were dismissed as defendants by stipulation. Management believes, based on the advice of legal counsel, that the Company will ultimately prevail in its defense of these claims.

The Company and Von Roll are defendants in an action entitled GARY LUTIN v. NEW JEREY STEEL CORPORATION, VON ROLL LTD. a/k/a VON ROLL A.G., and et al. The action was originally commenced in a West Virginia state court in 1991. The plaintiff has alleged that the defendants conspired to destroy the business of Advanced Mining Systems, Inc., a company which manufactured roof support systems for underground coal mines. In 1995, the same plaintiff filed a second action in the same court against the same parties under the Federal RICO statutes. The plaintiff seeks unspecified damages in both actions which he claims to be in excess of $50,000.

In October 1996, the court rendered a decision dismissing the complaints in the two actions. The RICO claims were dismissed with prejudice. The claims for tortious conspiracy were dismissed without prejudice to the plaintiff's right to replead. Plaintiff has filed an appeal from the decision dismissing his RICO claim and filed an amended complaint in the first action. The Company has moved to dismiss that amended complaint.

A related action entitiled NEW JERSEY STEEL CORPORATION AND VON ROLL HOLDING A.G. v. GARY LUTIN pending in the Supreme Court of the State of New York, involves a claim by the Company and Von Roll against Mr. Lutin for libel in connection with a letter written by Mr. Lutin. In July 1996, Mr. Lutin filed his answer with counterclaims asserting essentailly the same claims as were made the two federal actions. The court dismissed the counterclaims on the ground that there was another action pending for essentially the same claims in federal court. Mr. Lutin has filed an appeal from the court's decision.

The Company has been advised by its counsel that, based on the information available to it, the claims of Mr. Lutin in these matters are without merit.

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

The Company is a party to several month-to-month operating leases, primarily for equipment. Total rent expense in 1996, 1995 and 1994 was approximately $559, $841 and $574, respectively.



								  Schedule II
NEW JERSEY STEEL CORPORATION
AND SUBSIDIARY

Valuation and Qualifying Accounts

Years ended November 30, 1996, 1995 and 1994
(Dollars in Thousands)

					   Charged   Write
				  Balance    to       offs
				  at be-    costs    net of   Balance
				  ginning  and ex-   recov-    at end
Description                       of year   penses    eries   of year
-----------                       -------  -------   ------   -------
Allowance for doubtful accounts
  Year ended November 30, 1996   $ 2,147      336     (176)    2,307
  Year ended November 30, 1995     1,846      330      (29)    2,147
  Year ended November 30, 1994     1,828      742     (724)    1,846
				  =======  =======   ======   =======
Allowance for other receivables
  and other assets
  Year ended November 30, 1996   $     -      242        -       242
				  =======  =======   ======   =======


				   F-20
-----------------------------------------------------------------------------




Item 9. Changes in and Disagreements
	    with Accountants on Accounting
	    and Financial Disclosures.

    Not Applicable.


PART III

Item 10. Directors and Executive Officers of the Registrant.

    The following table sets forth information regarding the directors and executive officers of the Company.

			       Year First
Name of Directors                       Elected As      Principal
and Officers           Age      A Director      Occupation

Walter H. Beebe         56         1978         Partner in law firm of Jacobs
	Director                                Persinger & Parker since
						prior to 1992.

H. Georg Hahnloser      53         1978         Chief Operating Officer of Von
	Director and                            Roll Holding Ltd. since
	Chairman of                             February 1995; prior thereto
	the Board                               Executive Vice Board President
						and Chief Financial Officer
						of Von Roll since prior to
						1992.

Robert LeBuhn           64         1995         Private investor since 1995;
	Director                                prior thereto Chairman of
						Investor International (U.S.),
						Inc. since 1993; prior
						thereto President of Investor
						International (U.S.), Inc.
						since prior to 1992.

Hans G. Trosch          55         1995         Executive Vice President of
	Director                                Von Roll Holding Ltd. and Von
						Roll Isola Group Chief
						Executive Officer since 1994;
						prior thereto President of
						Swiss Insulating Works Ltd.,
						a subsidiary of Von Roll
						Holding Ltd. since 1993; prior
						thereto Manager, Electrical
						Systems Division, Switzerland,
						of Von Roll Isola since prior
						to 1992.

Gary A. Giovannetti     46         1997         President and Chief Executive
	Director                                Officer of the Company since
						February 1997; prior thereto
						Vice President-Sales and
						Marketing of the Company
						since prior to 1992.

Louis F. Hagan          48         N/A*         Vice President-Operations of
						the Company since September
						1996; prior thereto General
						Manager, Operations, of the
						Lemont Division of Austeel
						Corporation since 1994, prior
						thereto, Works Manager of the
						Youngstown Division of
						Northstar Steel Corp. since
						prior to 1992.

Paul Roik               45         N/A*         Vice President-Finance and
						Treasurer of the Company since
						prior to 1992.

John R. Sullivan        51         N/A*         Vice President-Human Resources
						of the Company since prior to
						1992.


-------------
  *     Not a Director.


    Each of the directors has served continuously since the year in which he was first elected. Each director holds office until the next annual meeting of stockholders and until his successor is elected and qualified.

    Except for Mr. LeBuhn, none of the directors is a director of any company (other than the Company) which is subject to the reporting requirements of the Securities Exchange Act of 1934 or which is a registered investment company under the Investment Company Act of 1940. Mr. LeBuhn is a director of USAIR Group, Inc., Cambrex Corporation, Acceptance Insurance Cos., Inc. and Enzon, Inc.

    Each executive officer is appointed by the Board of Directors and holds office until the first meeting of directors following the annual meeting of stockholders and until his successor is duly chosen and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and the NASDAQ. Executive officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, all reports were filed on a timely basis except for the report of Louis F. Hagan, Vice President, Operations, of the Company. Mr. Hagan did not file a Form 3 disclosing his status as a reporting person when he joined the Company in September 1996, which disclosure was subsequently reported in an untimely filed Form 5.


Item 11. Executive Compensation.

    The Summary Compensation Table below sets forth individual compensation information for each of the Company's last three fiscal years on the Chief Executive Officer ("CEO") and the four other most highly paid executive officers who were serving as such at the end of the Company's fiscal year ended November 30, 1996 and whose total annual salary and bonus for such fiscal year exceeded $100,000.

SUMMARY COMPENSATION TABLE

						  Long Term
						 Compensation

			 Annual Compensation        Awards

Name and                                          Securities
Principal               Fiscal                    Underlying   All Other
Position                 Year    Salary    Bonus  Options/SARs Compensation*
Kenneth J. Leonard      1996   $145,833** $43,750    100,000      $111,653
CEO, President          1995          -         -          -             -
			1994          -         -          -             -

Gary A. Giovannetti     1996    137,400         -     50,000         5,118
Vice President-         1995    132,100         -          -        36,278
Sales and Marketing     1994    127,000         -          -        26,849

Louis F. Hagan          1996     38,686***      -          -        41,187
Vice President-         1995          -         -          -             -
Operations              1994          -         -          -             -

Paul Roik               1996    147,200         -          -         8,930
Vice President-         1995    141,500         -          -        31,403
Finance and Treasurer   1994    136,000         -          -        28,109

John R. Sullivan        1996    120,200         -          -         2,925
Vice President-         1995    115,500         -          -         6,030
Human Resources         1994    112,000         -          -         5,130

------------------------

  * (A) Includes amounts allocated under the Company's Executive Thrift Plan. For the one month in fiscal 1996 prior to its termination, the amounts allocated under the Company's Executive Thrift Plan were as follows: Gary A. Giovannetti - $1,541 and Paul Roik - $1,541. The Executive Thrift Plan was terminated effective December 31, 1995.

	(B) Does not include interest accruing during 1996 aggregating $48,042 on loans to Messrs. Giovannetti, Roik and Sullivan as follows:

			G. Giovannetti          $14,677
			P. Roik                 $29,762
			J. Sullivan             $ 3,603

      It has been the Company's policy not to require current payment of such interest. See "Certain Relationships and Related Transactions.

**    Mr. Leonard resigned as President, Chief Executive Officer and a director effective February 21, 1997. Mr. Giovannetti was elected the President, Chief Executive Officer and a director to fill the vacancies created by Mr. Leonard's resignation. Under the terms of Mr. Leonard's employment agreement, he will continue to receive his $250,000 annual salary through April 30, 1998 and an amount equal to his incentive bonus had he not resigned.

***    Reflects the amount earned for the period in which Louis Hagan was employed by the Company. Under his employment agreement, Mr. Hagan receives a salary of $170,000 per annum.


       The above table does not include any amounts for personal benefits because, in any individual case, such amounts do not exceed the lesser of $50,000 or 10% of such individual's cash compensation.

       The Company is negotiating an employment agreement with Gary A. Giovannetti. While the agreement has not been finalized, it is expected that the agreement will provide for an annual base salary of $250,000 and an incentive bonus. The Company has entered into agreements with Mr. Giovannetti and Paul Roik to become effective if their employment is terminated and such termination is related to a "change of control" of the Company (defined in such agreement to occur if Von Roll no longer control 50% of the voting stock of the Company or if all or substantially all of the Company's assets are sold). Upon such an occurrence, Mr. Giovannetti and Mr. Roik will receive for a period of two years following such termination the salary and incentive bonus they would have received had their employment not been terminated.

       The Company has an employment agreement with Louis F. Hagan, Vice President, Operations, of the Company. The agreement has a term of two years and expires September 9, 1998. Mr. Hagan receives a salary of $170,000 per annum under the agreement.

Option Tables.

    The following table sets forth for the CEO and each of the executive officers named in the Summary Compensation Table, information with respect to grants of stock options made during the fiscal year ended November 30, 1996.

Option/SAR Grants in Last Fiscal Year

							 Potential
							 Realizable Value
							 at Assumed Annual
							 Rates of Stock
							 Appreciation For
			 Individual Grants              Stock Term
		       % of Total
		  Number of  Options/
		  Securities SARs
		  Underlying Granted to
		  Options/   Employees  Exercise
		  SARs       in Fiscal  or Base   Expiration
Name              Granted    Year       Price     Date       5% ($)   10%($)
Kenneth Leonard*  100,000    66.7%      $8.375    4/30/2006 $565,125  $1,355,725

Gary A.
    Giovannetti    50,000    33.3%      $8.00     4/10/2006 $252,000  $ 629,600

Louis F. Hagan         --      --          --            --       --          --

Paul Roik              --      --          --            --       --          --

John Sullivan          --      --          --            --       --          --

----------------
  * Mr. Leonard has resigned as President and Chief Executive Officer effective February 21, 1997 and in accordance with the terms of his Stock Option Agreement with the Company, all unexercised options expire on the date of termination.

    The following table sets forth option exercise activity in the last fiscal year and the fiscal year-end option values with respect to the CEO and each of the executive officers named in the Summary Compensation Table.

Aggregated Option Exercises in the Fiscal
Year Ended November 30, 1996 and the
November 30, 1996 Option Values

							      Values of
					      Number of       Unexercised
					      Unexercised     In-the-money
					      Options at      Options at
					      11/30/96        11/30/96

		      Shares
		      Acquired    Value       Exercisable/    Exercisable/
Name                  On Exercise Realized    Unexercisable   Unexercisable
Kenneth J. Leonard*       --          --         --/100,000           --/0

Gary A. Giovannetti       --          --      15,000/50,000            0/0

Louis F. Hagan            --          --          --/--               --/--

Paul Roik                 --          --          --/--               --/--

John R. Sullivan          --          --          --/--               --/--

----------------
  * Mr. Leonard has resigned as President and Chief Executive Officer effective February 21, 1997 and in accordance with the terms of his Stock Option Agreement with the Company, all unexercised options expire on the date of termination.


Compensation of Directors

    Mr. LeBuhn receives an annual director's fee of $30,000 and is paid
$1,000 per meeting attended plus reasonable travel expenses. Messrs. Hahnloser and Trosch are employees of Von Roll and receive no director's fees as such for serving as directors of the Company. Mr. Leonard, who was an employee of the Company, received no director's fee as such for serving as a director of the Company. Mr. Beebe, a member of Jacobs Persinger & Parker, general counsel to the Company, receives no director's fee as such for serving as a director of the Company.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

    The following table sets forth certain information regarding the beneficial ownership as of January 27, 1997 of Common Stock of the Company by the only persons who, to the knowledge of the Board of Directors, own more than five percent of the outstanding shares:

	Name and Address        Amount Owned    Percentage
	of Beneficial Owner     Beneficially     of Class

	Von Roll Holding Ltd.      3,561,500       60.2%
	CH-4563, Gerlafingen
	       Switzerland

	William D. Witter, Inc.*     376,889        6.4%
	153 East 53rd Street
	New York, New York

--------------------

  * As of December 31, 1996, based upon information received by the Company from Vickers Corporation Reports which reports upon institutional activity and holdings in the Company's common stock.

    Von Roll has sole voting and investment power over the shares it owns.

    The following table sets forth certain information regarding the beneficial ownership as of January 27, 1997 of Common Stock of the Company by the officers and directors of the Company:

	Name of                 Amount Owned    Percentage
	Beneficial Owner        Beneficially     of Class

	Walter H. Beebe               --             --

	H. Georg Hahnloser            --             --

	Robert LeBuhn               15,000           (1)

	Hans G. Trosch                --             --

	Kenneth J. Leonard         100,000(2)(3)     (1)

	Gary A. Giovannetti         65,000(2)        (1)

	Louis F. Hagan                --             --

	Paul Roik                    2,100           (1)

	John Sullivan                 --             --

	All directors and executive
	  officers as a group      207,200(2)        (1)

(1)     Less than one percent.
(2)     Includes shares for which such person or persons holds options.
(3) Mr. Leonard's options expired coincident with his resignation on February 21, 1997.

    All persons listed have sole voting and investment power over the shares they own. Mr. Hahnloser owns shares of common stock of Von Roll representing less than .5% of the Von Roll common stock oustanding.


Item 13. Certain Relationships and Related Transactions.

    In August 1991, the Company made an investment in Excel Mining Systems, Inc. ("Excel"), which operates in a mining-related industry. The Company is the holder of (i) all of Excel's outstanding preferred stock, and (ii) approximately 31% of Excel's outstanding common stock. Holders of the preferred stock have the right, as a class, to elect two directors to Excel's board. Currently, Paul Roik, the Vice President, Finance, of the Company is a director on Excel's board. Excel is a customer of the Company and purchased $7,649,000 of rebar in fiscal 1996.

    The Company has a Technical Services and Management Consulting Agreement with Von Roll dated as of April 1, 1987 pursuant to which Von Roll provides certain management and operational services to the Company. The fee payable under the Agreement is to be renegotiated annually. The Company was charged $450,000 in fiscal 1996 and has agreed to a fee of $450,000, based upon the anticipated services for fiscal 1997. The terms of any extension, amendment or modification of the Agreement will be no less favorable to the Company than those that could be obtained from unaffiliated third parties. The amount of the annual fee and the terms of any extension, amendment or modification will be approved by the Board of Directors and a majority of the directors who are not employees of the Company and Von Roll.

    The Company on occasion makes loans to employees, including officers, primarily in connection with purchases of housing. At November 30, 1996, loans aggregating $846,537 (including accrued interest) were outstanding to Messrs. Leonard, Giovannetti, Roik, Hagan, Lahita and Sullivan. Mr. Leonard had a $60,400 interest free bridge loan granted in 1996 due on sale of his former residence. Mr. Giovannetti had a $150,000 loan made in connection with his original employment in 1991, to compensate for higher housing costs in the Sayreville area. Mr. Giovannetti had the right to have the loan forgiven after 5 years of continuous employment. In February 1997, the Board of Directors acted to forgive the entire principal and accrued interest on Mr. Giovannetti's loan, totalling $213,043 at January 31, 1997. Mr. Roik had loans of $189,300 made at various times between 1985 and 1989. Mr. Hagan had a $35,750 interest free bridge loan granted in 1996 due on sale of his former residence. Mr. Sullivan had a $35,000 loan granted in 1993. Mr. Lahita had a $51,000 loan made in 1989.

   It has been the Company's policy not to require current payment of interest on such loans. At November 30, 1996, the outstanding principal and accrued interest on loans to the indicated officers (other than Mr. Giovannetti) was as follows:

		Mr. Leonard             $ 60,400
		Mr. Roik                $426,591
		Mr. Hagan               $ 35,750
	  Mr. Sullivan     $ 45,170
		Mr. Lahita            $ 68,263
		Total      $636,174

    H. Georg Hahnloser and Hans G. Trosch, directors of the Company, are executive officers of Von Roll, the majority stockholder of the Company.

    Walter H. Beebe, a director, and Thomas W. Jackson, Secretary of the Company, are partners in the law firm of Jacobs Persinger & Parker, general counsel to the Company. Jacobs Persinger & Parker also provides legal services to Von Roll. During the fiscal year ended November 30, 1996, the Company made payments to that firm for services rendered and disbursements incurred aggregating $592,888.

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

      10(a) -- Technical Services and Management Consulting Agreement between the Company and Von Roll Ltd. dated as of April 1, 1987-- Incorporated by reference to Exhibit 10(e) of the Company's Registration Statement on Form S-1 (No. 33-13298).

      10(b) -- Incentive Stock Option Plan of Company adopted October 2, 1987 with amendments--Incorporated by reference to Exhibit 10(f) of the Company's Registration Statement on Form S-1 (No. 33-13298).

      10(c) -- Form of Stock Option Agreement--Incorporated by reference to
	       Exhibit 4(b) of the Company's Registration Statement on Form S -8 No. 33-17435).

      10(d) -- Indemnity Agreement between the Company and Von Roll Ltd. dated as of April 1, 1987--Incorporated by reference to Exhibit 10(g) of the Company's Registration Statement on Form S-1
	       (No. 33-13298).

      10(e) -- New Jersey Steel Corporation Thrift Savings Plan (as amended
	       1994) --Incorporated by reference to Exhibit 10(g) of the Company's Annual Report on Form 10-K for the year ended November 30, 1994 (File No. 0-15838).

      10(f) -- New Jersey Steel Corporation Thrift Trust Savings Agreement
	       (as amended 1994)--Incorporated by reference to Exhibit 10(h) of the Company's Annual Report on Form 10-K for the year ended November 30, 1994 (File No. 0-15838).

      10(g) -- Registration Agreement between the Company and Von Roll Ltd.
	       dated as of April 1, 1987--Incorporated by reference to
	       Exhibit 10(h) of the Company's Registration Statement on Form S-1 (No. 33-13298).

      10(h) -- Amended and Restated Loan and Security Agreement dated as of
	       June 6, 1996 between Midlantic Bank, National Association, and the Company--Incorporated by reference to Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1996 (File No. 0-15838).

      10(i) -- Credit Agreement dated as of June 6, 1996 between Von Roll
	       Holding AG and the Company--Incorporated by reference to
	       Exhibit 10(j) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1996 (File No. 0-15838).

      10(j) -- 1996 Stock Option Plan--Incorporated by reference to Exhibit
	       A of the Company's Proxy Statement dated May 7, 1996 used in connection with the meeting of stockholders held June 21, 1996 (File No. 0-15838).

      10(k) -- Form of Stock Option Agreement used in connection with the Company's 1996 Stock Option Plan--Incorporated by reference to Exhibit 10(l) of the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1996 (File No. 0-15838).

      10(l) -- Employment Agreement dated as of May 1, 1996 between the
	       Company and Kenneth J. Leonard--Incorporated by reference to
	       Exhibit 10(m) of the Company's Quarterly Report on Form 10-Q for the period ended May 31, 1996 (File No. 0-15838).

      10(m) -- First Amendment of Revolving Loan and Security Agreement dated February 27, 1997 between the Company and PNC Bank -- Filed herewith.

      10(n) -- Employment Agreement dated as of September 9, 1996 between the Company and Louis F. Hagan--Filed herewith.

      10(o) -- Form of Employment Agreement entered into among each of Gary A.
	       Giovannetti and Paul Roik and the Company effective upon a "change in control"--Filed herewith.

      10(p) -- Financial Statements of Excel Mining Systems, Inc.--To be filed by amendment.

      23    -- Consent of KPMG Peat Marwick LLP.

      27    -- Financial Data Schedule.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 28, 1997

					    NEW JERSEY STEEL CORPORATION

					    By: /s/ Gary A. Giovannetti
					    ------------------------------
					    Gary A. Giovannetti, President


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       Signature                       Title                      Date


/s/ Gary A. Giovannetti         Director, President         February 28, 1997
-------------------------       and Chief Executive
Gary A. Giovannetti             Officer (Principal
				Executive Officer)

/s/ Paul Roik                                               February 28, 1997
-------------------------       (Principal Financial
Paul Roik                       and Accounting Officer)


/s/ H. Georg Hahnloser          Director                    February 28, 1997
-------------------------
H. Georg Hahnloser


				Director                    February 28, 1997
-------------------------
Hans G. Trosch


				Director                    February 28, 1997
-------------------------
Robert LeBuhn


/s/ Walter H. Beebe             Director                    February 28, 1997
-------------------------
Walter H. Beebe

EXHIBIT 10(m)

FIRST AMENDMENT TO REVOLVING LOAN AND SECURITY AGREEMENT

THIS FIRST AMENDMENT (this "Amendment") made this 27th day of February,
1997 to the Amended and Restated loan and Security Agreement dated June 6, 1996 between NEW JERSEY STEEL CORPORATION, a corporation organized under the laws of the State of Delaware (hereinafter referred to as "Borrower"), having its principal place of business at North Crossman Road, Sayreville, New Jersey 08872 and PNC Bank, National Association, successor by merger to Midlantic Bank, N.A. (hereinafter referred to as "Lender", a banking association organized and existing under the laws of the United States of America, having offices at 2 Tower Center boulevard, East Brunswick, New Jersey 08816.

WITNESSETH:

WHEREAS, Lender and Borrower have previously entered into a commercial lending relationship in accordance with the terms and conditions of an Amended and Restated Loan and Security Agreement dated as of June 6, 1996 (the "Loan Agreement") pursuant to which Lender has advanced funds to the Borrower on a secured basis and Borrower has agreed to repay same; and

WHEREAS, Lender and Borrower seek to amend some of the terms and conditions of their amendments to the Loan Agreement by this writing.

NOW THEREFORE, in consideration of the mutual covenants herein contained and other good and valuable consideration, the parties agree as follows:

	1.  Section 6., NEGATIVE COVENANTS, Subsections 6.18, Working Capital,
	    6.19 Tangible Net North, 6.20 Capital Expenditures, and 6.21 Cash Coverage Ratio in the Loan Agreement are hereby amended and changed to read as follows:

	    6.18 Working Capital. Cause or permit Working Capital to increase by less than $2,000,000.00 over the prior actual fiscal year-end Working Capital for the fiscal year ending November 30, 1997, and for each fiscal year-end thereafter Working Capital must be at least $2,000,000.00 greater than the prior fiscal year-end's actual Working Capital. The term Working Capital, meaning as of the time of any determination thereof, the amount determined in accordance with generally accepted accounting principles, applied on a consistent basis, by which the current assets of Borrower exceed its current liabilities, which calculation shall, at all times include the principal amount outstanding under the Von Roll Loan and the current installments due under the Term Loan at the time of such calculation.

	    6.19 Tangible Net Worth. Cause or permit Tangible Net Worth to be less than 105% of the prior fiscal year-end's Tangible Net Worth for the fiscal year-end November 30, 1997, and each fiscal year-end thereafter Tangible Net Worth cannot be less than 105% of the actual Tangible Net Worth as at the immediately preceeding fiscal year-end. The term Tangible Net Worth meaning, as of the time of any determination thereof, the difference between (a) the sum of (i) the par value (or value stated on the books of Borrower) of the capital stock of all classes of Borrower, plus (or minus in the case of a deficit) (ii) the amount of Borrower's surplus whether capital or earned, less (b) the sum of treasury stock, unamortized debt discount and expense, good will, trademarks, trade names, patents, deferred charges, leasehold improvements and other intangible assets, and any write-up of the value of any assets, all determined in accordance with generally accepted accounting principles, applied on a consistent basis.

	    6.20 Capital Expenditures. Enter into any agreement to purchase or pay for, or become obligated to pay for, Capital Expenditures including capitalized interest payments, long term leases, capital leases or sale lease-backs, in an amount, determined without duplication, aggregating in excess of $7,500,000.00 for the fiscal year-ending November 30, 1997 and each fiscal year thereafter.

	    6.21 Cash Coverage Ratio. Cause or permit Borrower's Cash Coverage Ratio to be less than (i) 6.5 as at August 31, 1997, and (ii) 7.0 as at November 30, 1997 and each fiscal quarter-end thereafter. The term Cash Coverage Ratio means the ratio of (i)(A) Borrower's net income plus depreciation for the fiscal quarter, minus (B) capitalized interest and unfinanced capital expenditures for such fiscal quarter, all as determined in accordance with generally accepted accounting principles, applied on a consistent basis. Regular payments on the Revolving Loan and the Von Roll
		  Loan and mandatory prepayments from the permitted sale of assets shall not, for purposes of this Section 6.21, be deemed part of "Borrower's debt service requirment."

	2. Inconsistency. This Amendment is deemed incorporated into the Loan Agreement. To the extent that any terms or provision of this Amendment is or may be deemed expressly inconsistent with any term or provision in the Loan Agreement, the terms and provisions hereof shall control.

	3. Ratification of Agreement. The Borrower hereby represents and warrants that (a) all of its representations and warranties in the Loan Agreement are true and correct, (b) no default or Event of Default exists under the Loan Agreement, and (c) this Amendment has been duly authorized, executed and delivered and constitutes its legal, valid and binding obligation, enforceable in accordance with its terms.

	4. Confirmation of Collateral. The Borrower hereby confirms that any collateral for the Obligations, including but not limited to liens, security interest, mortgages, and pledges granted by the Borrower or third parties (if applicable), shall continue unimpaired and in full force and effect.

	5. Counterparts. This Amendment may be signed in any number of counterpart copies and by the parties hereto on separate counterparts, but all such copies shall constitute one and the same instrument.

	6. Successors and Assigns. This Amendment will be binding upon and inure to the benefit of the Borrower and the Lender and the Bank and their resepctive heirs, executors, administrators, successors and assigns.

	7. Amendment. Except as amended hereby, the terms and provisions of the Loan Agreement remain unchanged and in full force and effect. Except as expressly provided herein, this Amendment shall not constitute an amendment, waiver, consent or release with respect to any provision of the Loan Agreement, a waiver of any default or Event of Default thereunder, or a waiver or release of any of the Lender's rights and remedies (all of which are hereby reserved). The Borrower expressly ratifies and confirms the waiver of jury trial provision.

	8. HEADINGS. The headings as used in this Amendment are inserted solely for convenience of reference and shall not constitute a part of this Amendment not affect its meaning, construction or effect.

	9. NO DEFENSES TO PAYMENT. Borrower waives and forever releases and discharges Lender, it officers, directors, agents and employees, successors and assigns from any and all claims, actions, causes of action, suits, counterclaims, set-offs, rights and defenses against Lender (its officers, directors, agents and employees, successors and assigns), which Borrower its succcessors or assigns have or hereafter can, shall or may have, for, upon, or by reason of matter, cause or thing whatsoever up to and including the date of this Amendment; and Borrower represents and warrants to Lender that Borrower has no defenses to the repayment of any or all of the Obligations and has no claims, rights or set-off or causes of action against Lender.


IN WITNESS WHEREOF, the parties hereunto set their hands and seals or caused these presents to be signed by thier proper corporate officers and their proper corporate seals to be hereto affixed the 27th day of February, 1997.

(SEAL)
ATTEST                                 NEW JERSEY STEEL CORPORATION


By: ________________________           By: ________________________________
    Thomas W. Jackson                      Gary A. Giovannetti
    Secretary                              President



				       By: _______________________________
					   Paul Roik
					   Vice President


				       PNC BANK, NATIONAL ASSOCIATION


				       By: _______________________________
					   Susan Graham
					   Vice President

EXHIBIT 10(n)



EMPLOYMENT AGREEMENT


AGREEMENT made as of this 9th day of September, 1996 by and between NEW JERSEY STEEL CORPORATION (the "Company"), a Delaware corporation with offices at North Crossman Road, Sayreville, New Jersey 08872, and LOUIS
F. HAGAN ("Executive"), an individual residing at 1109 Williamsburg Drive, Naperville, IL 60540.

W I T N E S S E T H:

    In consideration of the mutual covenants and agreements herein contained, the parties hereby agree as follows:

	1. Employment. The Company agrees to employ, and does hereby employ, Executive, and Executive hereby accepts such employment, for the term, with the duties and compensation and upon the terms and conditions contained in this Agreement.

	2. Term. The term of Executive's employment hereunder (the "Term") shall be two (2) years beginning on the date of this Agreement and ending two years thereafter, i.e., September 9, 1998, unless earlier terminated as hereinafter provided.

	3.  Duties and Offices.

	    (a) Executive shall have the duties of a Vice President as provided in the By-Laws of the Company and the title of Vice President of Operation. Executive will perform his services subject only to the direction and control of the Company's President and Board of Directors and will report only to the President and Board of Directors. Executive shall not be required to perform any duties other than those consistent with his status as Vice President of Operations.

	    (b) During the Term, Executive shall devote his full working time and energies to the business and affairs of the Company. Executive agrees during the Term to use his best efforts, skill and abilities to promote the Company's interests; to serve as a director and officer of any corporation which is a subsidiary of the Company if elected by the stockholders or Board of Directors of such subsidiary corporation; and, subject to the provisions of paragraph (a) of this Section
		 3, to perform such duties as may be assigned to him by the President or the Board of Directors of the Company.

	    (c) Unless Executive otherwise agrees in writing, the headquarters for the performance of his services shall be the principal executive offices of the Company in Sayreville, New Jersey subject to such reasonable travel as the performance of his duties in the business of the Company may require.

	4.  Compensation.
	    (a) For his services during the Term, and except as otherwise provided in this Agreement, the Company shall pay Executive an annual salary (the "Salary").

	    (b) The initial Salary shall be at the rate of One Hundred and Seventy Thousand ($170,000) Dollars per annum. The Board of Directors in its sole discretion may increase such Salary. In no event shall the Salary be reduced. The Salary shall be payable in equal installments not less frequently than monthly.

	    (c) To the extent that bonuses are paid to executives of the Company generally, Executive shall also receive a bonus (the "Bonus") with respect to each Year or portion thereof during the term of this Agreement.

	    (d) The Bonus with respect to each fiscal year of the Company shall be that portion of the incentive compensation bonus pool of the Company assigned to Executive for such year by the President of the Company, in such President's sole and absolute discretion. The Bonus, if any, for a Year during which the Term ends or for the initial Year shall reflect an adjustment to reflect the ratio that the number of months of the Term included in such Year bears to 12.

	    (e) As used herein the term "Year" means the fiscal year of the Company.

	5.  Expenses, Benefits and Perquisites.

	    (a) The Company will pay or reimburse Executive for all travel and other expenses reasonably incurred by Executive during the Term in connection with the performance of his duties hereunder.

	    (b) During the Term, Executive shall receive the benefits from all retirement, group insurance, life insurance, medical and similar programs, executive thrift, and stock option and other benefit plans which are currently available to executives of the Company generally.

	    (c) Executive shall be entitled to the use of a Company automobile during the Term of this Agreement. The type and cost of such automobile shall be subject to the approval of the President but shall be generally consistent with a $30,000 luxury automobile.

	    (d) The Company shall pay the reasonable expenses actually incurred by Executive in relocating his family to the northern New Jersey area.

	6. Death of Executive. In the event Executive should die during the Term, this Agreement and all benefits hereunder shall terminate, except that the Company shall pay Executive's estate the following: (a) Executive's Salary until the earlier of the last day of the sixth month next following the month in which Executive's death occurs or the Second Anniversary and (b) an amount equal to a fraction of the Bonus which would have been paid Executive for the Year in which death occurs had Executive not died, the numerator of which fraction is the number of months from December 1 of the Year in question to the end of the month in which Executive died and the denominator of which is 12.
	    Such termination shall not affect any rights which Executive may have at the time of his death pursuant to any insurance or other death benefit, bonus retirement or stock award plans or arrangements of the Company or any subsidiary, or any stock option plan or any options granted thereunder, which rights shall continue to be governed by the provisions of such plans and arrangements.

	7. Discharge for Cause. The President or the Board of Directors of the Company may discharge Executive for cause at any time. Such discharge shall be effected by written notice (the "Discharge Notice") to Executive which shall specify the reasons for Executive's discharge and the effective date thereof. As used herein, the term "for cause" shall mean only criminal dishonesty, chronic alcoholism, drug addiction or willful violation of specific written directions from the President or the Board of Directors of the Company, which directions are lawful and are consistent with the provisions of this Agreement. Upon termination pursuant to this Section 8, this Agreement and all benefits hereunder shall terminate, except that such termination shall not affect any rights which Executive may have at the time of termination pursuant to any insurance or other death benefit, bonus, retirement or stock award plans or arrangements of the Company or any subsidiary, or any stock option plan or any options granted thereunder, which rights shall continue to be governed by the provisions of such plans and arrangements.

	8. Disability. If Executive is unable to substantially perform his services by reason of illness or incapacity for a period of more than three (3) consecutive months, the Salary and Bonus thereafter payable to him during the continued period of such illness or incapacity shall be reduced by the amount of any disability benefits payable to Executive under any disability program provided by the Company. Executive's full Salary and Bonus shall be reinstated upon his return to full employment and discharge of his duties. Notwithstanding anything to the contrary, the Company may terminate this Agreement at any time after the Executive is absent or unable to substantially perform his duties by reason of such illness or incapacity for six (6) months in any twelve (12) month period. Upon termination pursuant to this Section 8, this Agreement and all benefits hereunder shall terminate, except that such termination shall not affect any rights which Executive may have at the time of termination pursuant to any insurance or other death benefit, bonus, retirement or stock award plans or arrangements of the Company or any subsidiary, or any stock option plan or any options granted thereunder, which rights shall continue to be governed by the provisions of such plans and arrangements.

	9.  Discharge Without Cause.

	    (a) The Company retains the right to discharge Executive without cause at any time during the Term by written notice of termination given to Executive.

	    (b) If the Company discharges Executive without cause, the Company shall pay, as severance compensation and liquidated damages, the Salary which Executive would have received, and the benefits which he would have been entitled to receive under Section 5(b) hereof, had Executive not been so discharged, and the following provisions shall apply:

		 (i) Payment shall be made at the times and in the manner such Salary would have been paid to Executive had he not been discharged hereunder; and

		 (ii) In determining the other benefits which Executive would
		      have received under Section 5(b) during the Term had such discharge not occurred, it shall be conclusively presumed that Executive would have received benefits (excluding stock awards) equal to those which he received with respect to the last Year prior to the Year in which the discharge occurs.

	10. Indemnification and Legal Fees. The Company shall indemnify Executive to the fullest extent permitted by law and the Certificate of Incorporation and By-Laws of the Company from and against any loss, claim, liability and/or expense incurred for, or by reason of, or arising out of, acts of Executive as an officer and/or director of the Company or any subsidiary.

	11.  Noncompetition and Confidentiality Agreement.

	     (a) During the Term, Executive will not, without the prior written consent of the Company, directly or indirectly own, manage, operate, control or participate in the ownership, management, operation or control of, or be connected as a stockholder, partner, joint venturer or otherwise with, or accept employment of any kind with, any business which, or any business or organization any part of which, competes with the businesses of the Company or any of its subsidiaries as such businesses are now conducted, in any geographical area in which such businesses are conducted. However, nothing herein contained shall prevent Executive from investing solely as a passive investor in any securities of a corporation, partnership, trust, or other entity. For the purposes of this Agreement, Executive shall be deemed to be a "passive investor" if he does not control, or does not become part of any control group of, the issuer of securities acquired by Executive.

	     (b) Executive acknowledges that during his employment with the Company or any of its subsidiaries, he may have had, or may have, access to secret and confidential information with respect to some or all of the following: (i) product and business plans, budgets, sales forecasts, design plans, research and engineering data, inventions, methods, systems and processes, (ii) customers and (iii) trade secrets (all such information is hereinafter referred to as "Confidential Information"). Executive agrees that (except as authorized in writing by the Company or required pursuant to legal or administrative process) he will not reveal, divulge or make known to any person, firm or corporation any Confidential Information. Executive further agrees that if after the cessation of his employment by the Company, he discovers any Confidential Information in his possession, he shall forthwith deliver the same to the Company. The provisions of this Section 11(b) shall survive the end of the Term of this Agreement.

	12. Fiscal Year. If the Company shall change its fiscal year, appropriate adjustments shall be made in the provisions of this Agreement to reflect such change.

	13. Arbitration. Any controversy or claim arising out of or relating to this Agreement, or the breach thereof, shall be settled by arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association, and judgment upon the award rendered by the arbitrator(s) may be entered in any court having jurisdiction thereof.

	14.  Miscellaneous.

	     (a) This Agreement contains the entire understanding between
		 the parties hereto with respect to the subject matter hereof. This Agreement may only be amended by an instrument in writing executed by the party to be bound.

	     (b) This Agreement and the rights and obligations of the parties
		 hereto shall bind and inure to the benefit of the successor or successors of the Company, whether by merger, consolidation or otherwise.

	     (c) Any notice to be given pursuant to the terms of this
		 Agreement shall be in writing and delivered by hand or sent by registered or certified mail, if to the Company, to the President of the Company, New Jersey Steel Corporation, P.O. Box 96, North Crossman Road, New Jersey 08872, and if to Executive, to his address set forth above or to such other address or to the attention of such other person as either party has specified by prior written notice to the other party.

IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first set forth above.

					NEW JERSEY STEEL CORPORATION


					By:
					 - - - - - - - - - - - - - - - - -
					     President and CEO


					 - - - - - - - - - - - - - - - - -
					     Louis F. Hagan

Exhibit 10(o)


EMPLOYMENT AGREEMENT

Agreement by and between New Jersey Steel Corporation (the "Company") and
(the "Executive"), dated as of the        day of August, 1996.

Whereas, the Board of Directors of the Company (the "Board"), has determined that it is in the best interests of the Company and its shareholders to assure that the Company will have the continued dedication of Executive, notwithstanding the possibility, threat or occurrence of a Change of Control (as defined below) of the Company, and;

Whereas, The Board believes it is imperative to diminish the inevitable distraction of Executive by virtue of the personal uncertainties and risks created by a pending or threatened Change of Control and to encourage Executive's full attention and dedication to the Company currently and in the event of any threatened or pending Change of Control, and to provide Executive with compensation and benefits arrangements upon a Change of Control which ensure that the compensation and benefits expectations of Executive will be satisfied and which are competitive with those of other corporations, and;

Whereas, in order to accomplish these objectives, the Board has authorized the Company to enter into this Agreement.

Now, Therefore, It Is Hereby Agreed:

    1. Certain Definitions.

       (a) The "Effective Date" shall mean the first day during the Change of Control Period (as defined in Section 1(b)) on which a Change of Control (as defined in Section 2) occurs.

       (b) The "Change of Control Period" shall mean the period commencing on the date hereof and ending on the second anniversary of the date hereof; provided, however, that commencing on the date one month after the date hereof, and on each monthly anniversary of such date (such date and each monthly anniversary thereof shall be hereinafter referred to as the "Renewal Date"), unless previously terminated, the Change of Control Period shall be automatically extended so as to terminate two years from such Renewal Date, unless at least 30 days prior to the Renewal Date the Company shall give notice to Executive that the Change of Control Period shall not be so extended.


       (c) Anything in this Agreement to the contrary notwithstanding, if a Change of Control occurs and if Executive's employment with the Company is terminated prior to the date on which the Change of Control occurs, and if it is reasonably demonstrated by Executive that such termination of employment (i) was at the request of a third party who has taken steps reasonably calculated to effect a Change of Control or (ii) otherwise arose in connection with or anticipation of a Change of Control, then for all purposes of this Agreement the "Effective Date" shall mean the date immediately prior to the date of such termination of employment.

    2. Change of Control. For the purpose of this Agreement, a "Change of Control" shall mean:

       (a) A sale or merger transaction with a third party following which Von Roll Holding AG no longer controls, directly or indirectly, fifty (50%) percent or more of the voting stock of the Company, or, if the transaction involves the sale of all or substantially all of the Company's assets, Von Roll Holding AG does not control at least fifty (50%) percent of the voting stock of the purchasing entity. A "third party" as used in the preceding sentence means an entity in which Executive has no direct or indirect interest; or

       (b) Approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.

    3. Employment Period. The Company hereby agrees to continue Executive in its employ, and Executive hereby agrees to remain in the employ of the Company subject to the terms and conditions of this Agreement, for the period commencing on the Effective Date and ending on the second anniversary of such date (the "Employment Period").

    4. Terms of Employment.

       (a)  Position and Duties.

	    (i) During the Employment Period, (A) Executive's position, authority, duties and responsibilities shall be at least commensurate in all material respects with the most significant of those held, exercised and assigned at any time during the 120-day period immediately preceding the Effective Date and (B) Executive's services shall be performed within 25 miles of the location where Executive was employed immediately preceding the Effective Date.

	    (ii) During the Employment Period, Executive agrees to devote his entire business attention and time to the business and affairs of the Company and, to the extent necessary to discharge the responsibilities assigned to Executive hereunder, to use Executive's reasonable best efforts to perform faithfully and efficiently such responsibilities.

       (b)  Compensation.

	    (i) Base Salary. During the Employment Period, Executive shall receive an annual base salary ("Annual Base Salary"), which shall be paid at a monthly rate, at least equal to twelve times the highest monthly base salary paid or payable, including any base salary which has been earned but deferred, to Executive by the Company in respect of the twelve-month period immediately preceding the month in which the Effective Date occurs. During the Employment Period, the Annual Base Salary may be increased, but any such increase shall not serve to limit or reduce any other obligation to Executive under this Agreement. Annual Base Salary shall not be reduced after any such increase and the term Annual Base Salary as utilized in this Agreement shall refer to Annual Base Salary as so increased.

	    (ii) Annual Bonus. In addition to Annual Base Salary, Executive shall be awarded, for each fiscal year ending during the Employment Period, an annual bonus (the "Annual Bonus") in cash at least equal to the product of the Annual Base Salary and the percentage of base salary actually awarded to Executive under the Company's incentive compensation plan or plans, if any, for the last full fiscal year prior to the Effective Date (the "Recent Annual Bonus Percentage"). Each such Annual Bonus shall be paid no later than the end of the third month of the fiscal year next following the fiscal year for which the Annual Bonus is awarded.

	    (iii) Incentive, Savings and Retirement Plans.  During the
		  Employment Period, Executive shall be entitled to participate in all retirement, group insurance, life insurance, medical and similar programs, executive thrift, and stock option and other benefit plans which are generally available to other executives of the Company ("Benefit Plans") but in no event shall such Benefit Plans be, in each case, less favorable, in the aggregate, than the most favorable of those provided by the Company for Executive at any time during the 120-day period immediately preceding the Effective Date.

	    (iv) Expenses. During the Employment Period, Executive shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by Executive in accordance with the most favorable policies, practices and procedures of the Company in effect for Executive at any time during the 120-day period immediately preceding the Effective Date.

	    (v) Vacation. During the Employment Period, Executive shall be entitled to paid vacation in accordance with the most favorable vacation policy in effect for Executive at any time during the 120-day period immediately preceding the Effective Date.

    5. Termination of Employment.

       (a) Death or Disability. Executive's employment shall terminate automatically upon Executive's death during the Employment Period. The Company may terminate this Agreement at any time after the Executive is absent or unable to substantially perform his duties by reason of illness or incapacity for six (6) months in any twelve (12) month period. Upon termination pursuant to this
	    Section 5, this Agreement and all benefits hereunder shall terminate, except that such termination shall not affect any rights which Executive may have at the time of termination pursuant to any insurance or other death benefit, bonus, retirement or stock award plans or arrangements of the Company, or any stock option plan or any options granted thereunder, which rights shall continue to be governed by the provisions of such plans and arrangements.

       (b) Cause. The Company may terminate Executive's employment during the Employment Period for Cause. For purposes of this Agreement "Cause" shall mean:

	    (i) the willful and continued failure of Executive to perform substantially Executive's duties with the Company (other than any such failure resulting from incapacity due to physical or mental illness), after a written demand for substantial performance is delivered to Executive by the Board or the Chief Executive Officer of the Company which specifically identifies the manner in which the Board or Chief Executive Officer believes that Executive has not substantially performed Executive's duties, or

	    (ii) the willful engaging by Executive in illegal conduct or gross misconduct which is materially and demonstrably injurious to the Company, or

	    (iii) chronic alcoholism or drug addiction, or

	    (iv) a willful violation of the Company's "Code of Business and Ethical Standards" as promulgated by the Board.

For purposes of this provision, no act or failure to act, on the part of Executive, shall be considered "willful" unless it is done, or omitted to be done, by Executive in bad faith or without reasonable belief that Executive's action or omission was in the best interests of the Company. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or upon the instructions of the Chief Executive Officer or a senior officer of the Company or based upon the advice of counsel for the Company shall be conclusively presumed to be done, or omitted to be done, by Executive in good faith and in the best interests of the Company.

       (c) Good Reason. Executive's employment may be terminated by Executive for Good Reason. For purposes of this Agreement, "Good Reason" shall mean:

	    (i) any failure by the Company to comply with any of the provisions of Section 4 of this Agreement, other than an isolated, insubstantial and inadvertent failure not occurring in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by Executive;

	    (ii) any purported termination by the Company of Executive's employment otherwise than as expressly permitted by this Agreement; or

	    (iii) any failure by the Company to comply with and satisfy
		  Section 11(c) of this Agreement.

For purposes of this Section 5(c), any determination of "Good Reason" made by Executive in good faith shall be conclusive. Anything in this Agreement to the contrary notwithstanding, a termination by Executive for any reason during the 30-day period immediately following the 180th day after the Effective Date shall be deemed to be a termination for Good Reason for all purposes of this Agreement).

       (d) Notice of Termination. Any termination by the Company for Cause, or by Executive for Good Reason, shall be communicated by Notice of Termination to the other party hereto given in accordance with
	    Section 12(b) of this Agreement. For purposes of this Agreement, a "Notice of Termination" means a written notice which sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Executive's employment under this Agreement, the provision so indicated and the termination date (which date shall be not more than thirty days after the giving of such notice). The failure to set forth in the Notice of Termination any fact or circumstance which contributes to a showing of Good Reason or Cause shall not waive any right of Executive of the Company, respectively, hereunder.

       (e) Date of Termination. "Date of Termination" means the date specified in a Notice of Termination, of if no such date is specified, the date such Notice of Termination is given or (iii) if Executive's employment is terminated by reason of death or Disability, the date of death of Executive or the Disability Effective Date, as the case may be.

    6. Obligations of the Company upon Termination.

       (a) Good Reason; Other Than for Cause, Death or Disability. If, during the Employment Period, the Company shall terminate Executive's employment other than for Cause or Death or Disability or Executive shall terminate employment for Good
	    Reason:

	    (i) the Company shall pay to Executive in a lump sum in cash within 30 days after the Date of Termination the aggregate of the following amounts:

		 A. the sum of (1) Executive's Annual Base Salary through the Date of Termination to the extent not theretofore paid, (2) the product of (x) the Recent Annual Bonus Percentage and (y) Executive's Annual Base Salary and
		     (z) a fraction, the numerator of which is the number of days in the current fiscal year through the Date of Termination, and the denominator of which is 365 and
		     (3) any compensation previously deferred by Executive (together with any accrued interest or earnings thereon) and any accrued vacation pay (with respect to the year in which such termination occurs and the three years prior thereto), in each case to the extent not theretofore paid (the sum of the amounts described in clauses (1), (2), and (3) shall be hereinafter referred to as the "Accrued Obligations");

		 B. the amount equal to the product of (1) Two and (2) the sum of (x) Executive's Annual Base Salary (y) an amount equal to the matching contribution made to the Company's 401k plan for the most recent full fiscal year and (z) the product of (i) the Recent Annual Bonus Percentage and (ii) the Annual Base Salary.

	    (ii) for Two years after Executive's Date of Termination, or
		 such longer period as may be provided by the terms of the appropriate plan, program, practice or policy, the Company shall continue benefits to Executive and/or Executive's family at least equal to those which would have been provided to them in accordance with the plans, programs, practices and policies described in Section 4(b)(iii) of this Agreement if Executive's employment had not been terminated; provided, however, that if Executive becomes reemployed with another employer and is eligible to receive medical or other welfare benefits under another employer provided plan, the medical and other welfare benefits described herein shall be secondary to those provided under such other plan during such applicable period of eligibility. For purposes of determining eligibility (but not the time of commencement of benefits) of Executive for retiree benefits pursuant to such plans, practices, programs and policies, Executive shall be considered to have remained employed until two years after the Date of Termination and to have retired on the last day of such period;

	    (iii)the Company shall, at its sole expense as incurred, provide
		 Executive with outplacement services.

	    (iv) to the extent not theretofore paid or provided, the Company
		 shall timely pay or provide to Executive any other amounts or benefits required to be paid or provided or which Executive is eligible to receive under any plan, program, policy or practice or contract or agreement of the Company (such other amounts and benefits shall be hereinafter referred to as the "Other Benefits").

	    (v) if any stock awards made prior to the Date of Termination, both vested or unvested, shall lapse by reason of such termination other than for Cause or Death or Disability, Executive shall be entitled to recover from the Company as additional severance compensation amounts equal to the value of any such options at the time of such lapse.

       (b) Death. If Executive's employment is terminated by reason of Executive's death during the Employment Period, this Agreement shall terminate without further obligations to Executive's legal representatives under this Agreement, other than for payment of Accrued Obligations and the timely payment or provision of Other Benefits. Accrued Obligations shall be paid to Executive's estate or beneficiary, as applicable, in a lump sum in cash within 30 days of the Date of Termination.

       (c) Disability. If Executive's employment is terminated by reason of Executive's Disability during the Employment Period, this Agreement shall terminate without further obligations to Executive, other than for payment of Accrued Obligations and the timely payment or provision of Other Benefits. Accrued Obligations shall be paid to Executive in a lump sum in cash within 30 days of the Date of Termination. With respect to the provision of Other Benefits, the term Other Benefits as utilized in this Section 6(c) shall include, and Executive shall be entitled after the Disability Effective Date to receive, disability and other benefits at least equal to the most favorable of those generally provided by the Company to disabled executives and/or their families generally, if any, as in effect at any time during the 120-day period immediately preceding the Effective Date.

       (d) Cause; Other than for Good Reason. If Executive's employment shall be terminated for Cause during the Employment Period, this Agreement shall terminate without further obligations to Executive other than the obligation to pay to Executive (x) his Annual Base Salary through the Date of Termination, (y) the amount of any compensation previously deferred by Executive, and (z) Other Benefits, in each case to the extent theretofore unpaid.
	    If Executive voluntarily terminates employment during the Employment Period, excluding a termination for Good Reason, this Agreement shall terminate without further obligations to Executive, other than for Accrued Obligations and the timely payment or provision of Other Benefits. In such case, all Accrued Obligations shall be paid to Executive in a lump sum in cash within 30 days of the Date of Termination.

   7. Non-exclusivity of Rights. Nothing in this Agreement shall prevent or limit Executive's continuing or future participation in any plan, program, policy or practice provided by the Company for which Executive may qualify, nor, subject to Section 12(f), shall anything herein limit or otherwise affect such rights as Executive may have under any contract or agreement with the Company.

   8. Full Settlement. The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaims, recoupment, defense or other claim, right or action which the Company may have against Executive or others. In no event shall Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to Executive under any of the provisions of this Agreement and such amounts shall not be reduced whether or not Executive obtains other employment. The Company agrees to pay as incurred, to the full extent permitted by law, all legal fees and expenses which Executive may reasonably incur as a result of any contest (regardless of the outcome thereof) by the Company, Executive or others of the validity or enforceability of, or liability under, any provision of this Agreement or any guarantee of performance thereof (including as a result of any contest by Executive about the amount of any payment pursuant to this Agreement), plus in each case interest on any delayed payment at the applicable Federal rate provided for in Section 7872(f)(2)(A) of the Internal Revenue
       Code of 1986, as amended (the "Code").

   9.  Certain Additional Payments by the Company.

       (a) Anything in this Agreement to the contrary notwithstanding and except as set forth below, in the event it shall be determined that any payment or distribution by the Company to or for the benefit of Executive (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this Section 9) (a "Payment") would be subject to the excise tax imposed by Section 4999 of the Code or any interest or penalties are incurred by Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then Executive shall be entitled to receive an additional payment (a "Gross-Up Payment") in an amount such that after payment by Executive of all taxes (including any interest or penalties imposed with respect to such taxes), including without limitation, any income taxes (and any interest and penalties imposed with respect thereto) and Excise Tax imposed upon the Gross-Up Payment, Executive retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payments.

       (b) Subject to the provisions of Section 9(c), all determinations required to be made under this Section 9, including whether and when a Gross-Up Payment is required and the amount of such Gross-Up Payment and the assumptions to be utilized in arriving at such determination, shall be made by KPMG Peat Marwick LLP or such other certified public accounting firm as may be preparing the Company's tax returns (the "Accounting Firm") which shall provide detailed supporting calculations both to the Company and Executive within 15 business days of the receipt of notice from Executive that there has been a Payment, or such earlier time as is requested by the Company. In the event that the Accounting Firm is serving as accountant or auditor for the individual, entity or group effecting and Change of Control as a result of which a Payment would be subject to the Excise Tax, Executive shall appoint another nationally recognized accounting firm to make the determinations required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder).
	    All fees and expenses of the Accounting Firm shall be borne solely by the Company. Any Gross-Up Payment, as determined pursuant to this Section 9, shall be paid by the Company to the Executive within five days of the receipt of the Accounting Firm's determination. Any determination by the Accounting Firm shall be binding upon the Company and Executive. As a result of the uncertainty in the application of Section 4999 of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Gross-Up Payments which will not have been made by the Company should have been made ("Underpayment"), consistent with the calculations required to be made hereunder. In the event that the Company exhausts its remedies pursuant to Section 9(c) and Executive thereafter is required to make a payment of any Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment shall be promptly paid by the Company to or for the benefit of Executive.

       (c) Executive shall notify the Company in writing of any claim by the Internal Revenue Service that, if successful, would require the payment by the Company of the Gross-Up Payment. Such notification shall be given as soon as practicable but no later than ten business days after Executive is informed in writing of such claim and shall apprise the Company of the nature of such claim and the date on which such claim is requested to be paid. Executive shall not pay such claim prior to the expiration of the 30-day period following the date on which it gives such notice to the Company (or such shorter period ending on the date that any payment of taxes with respect to such claim is due).
	    If the Company notifies Executive in writing prior to the expiration of such period that it desires to contest such claim, Executive shall:

	    (i) give the Company any information reasonably requested by the Company relating to such claim,

	    (ii) take such action in connection with contesting such claim
		 as the Company shall reasonably request in writing from time to time, including, without limitation accepting legal representation with respect to such claim by an attorney reasonably selected by the Company,

	    (iii)cooperate with the Company in good faith in order effectively
		 to contest such claim, and

	    (iv) permit the Company to participate in any proceedings
		 relating to such claim;

provided, however, that the Company shall bear and pay directly all costs and expenses (including additional interest and penalties) incurred in connection with such contest and shall indemnify and hold Executive harmless, on an after-tax basis, for any Excise Tax or income tax (including interest and penalties with respect thereto) imposed as a result of such representation and payment of costs and expenses. Without limitation of the foregoing provisions of this Section 9(c), the Company shall control all proceedings taken in connection with such contest and, at its sole option, may pursue or forgo any and all administrative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim and may, at its sole option, either direct Executive to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and Executive agrees to prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as the Company shall determine; provided, however, that if the Company directs Executive to pay such claim and sue for a refund, the Company shall advance the amount of such payment to Executive, on an interest-free basis and shall indemnify and hold Executive harmless on an after-tax basis, from any Excise Tax or income tax (including interest or penalties with respect thereto) imposed with respect to such advance or with respect to any imputed income with respect to such advance; and further provided that any extension of the statute of limitations relating to payment of taxes for the taxable year of Executive with respect to which such contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's control of the contest shall be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and Executive shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.

       (d) If, after the receipt by Executive of an amount advanced by the Company pursuant to Section 9(c), Executive becomes entitled to receive any refund with respect to such claim, Executive shall (subject to the Company's complying with the requirements of Section 9(c)) promptly pay to the Company the amount of such refund (together with any interest paid or credited thereon after taxes applicable thereto). If, after the receipt by Executive of an amount advanced by the Company pursuant to Section 9(c), a determination is made that Executive shall not be entitled to any refund with respect to such claim and the Company does not notify Executive in writing of its intent to contest such denial of refund prior to the expiration of 30 days after such determination, then such advance shall be forgiven and shall not be required to be repaid and the amount of such advance shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid.

    10.Confidential Information; Restriction on Solicitation of Employees and Clients.

       (a) Executive shall hold in a fiduciary capacity for the benefit of the Company all secret or confidential information, knowledge or data relating to the Company and its respective business and Clients (as defined below), which shall have been obtained by Executive during Executive's employment by the Company and which shall not be or become public knowledge (other than by acts by Executive or representatives of Executive in violation of this Agreement). After termination of Executive's employment with the Company, Executive shall not, without the prior written consent of the Company or as may otherwise be required by law or legal process, communicate or divulge any such information, knowledge or data to anyone other than the Company and those designated by it. For the purposes of this Section 10, the term "Client" means any person or entity that is a customer or client of the Company or any of its subsidiaries.

       (b) During the term of employment of Executive and during the Nonsolicitation Period (as defined below), Executive shall not, without the prior written consent of the Company, solicit, directly or indirectly (other than through a general solicitation of employment not specifically directed to employees of the Company or its subsidiaries), the employment of any person who within the previous 12 months was an officer of the Company or held a supervisory position with the Company. For purposes of this Section 10, the term "Nonsolicitation Period" means the period beginning on the date of termination of Executive's employment with the Company (the "Termination Date") and ending on the earlier of (1) twelve months after the Termination Date and (2) one year after the Effective Date (if any).

       (c) During the term of employment of Executive and during the Nonsolicitation Period, Executive shall not, without the prior consent of the Company, engage in the Solicitation of Business (as defined below) from any Client on behalf of any person or entity other than the Company. For the purposes of this Section 10(c), the term "Solicitation of Business" shall mean the attempt through direct personal contact on the part of Executive with a Client with whom Executive has had significant personal contact while serving in a Line-Function Capacity (as defined below) during his period of employment to induce such Client to transfer its business relationship from the Company and its subsidiaries to any other person or entity. The term "Line-Function Capacity" means service to the Company in a primary capacity other than a staff function, in which Executive has direct and regular contact with Clients and responsibility for managing the business relationship of the Company with such Clients. During the Nonsolicitation Period, Executive may accept employment with or enter into a business relationship with a person or entity that has or seeks to establish business relationships with one or more Clients provided that Executive does not engage in the solicitation of Business from such Clients and does not disclose confidential information concerning such client and its relationship with the Company to any such person or entity.

       (d) In no event shall an asserted violation of the provisions of this Section 10 constitute a basis for deferring or withholding any amounts otherwise payable to Executive under this Agreement.

       (e) This Section 10 shall be effective from and after the date of this Agreement notwithstanding that an Effective Date has not occurred.

    11.Successors.

       (a) This Agreement is personal to Executive and without the prior written consent of the Company shall not be assignable by Executive otherwise than by will or the laws of the descent and distribution. This Agreement shall inure to the benefit of and be enforceable by Executive's legal representatives.

       (b) This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns.

       (c) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

    12.Miscellaneous.

       (a) This Agreement shall be governed by and construed in accordance with the laws of the State of New Jersey without reference to principles of conflict of laws. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. This Agreement may not be amended or modified otherwise than by a written agreement executed by the parties hereto or their respective successors and legal representatives.

       (b) All notices and other communications hereunder shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

	    If to Executive:




	    If to the Company:


				New Jersey Steel Corporation
				North Crossman Road
				Sayreville, NJ  08872
				Attn: President

	    or to such other address as either party shall have furnished to the other in writing in accordance herewith. Notice and communications shall be effective when actually received by the addressee.

       (c) The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

       (d) The Company may withhold from any amounts payable under this Agreement such Federal, state, local or foreign taxes as shall be required to be withheld pursuant to any applicable law or regulation.

       (e) Executive's or the Company's failure to insist upon strict compliance with any provision of this Agreement or the failure to assert any right Executive or the Company may have hereunder, including, without limitation, the right of Executive to terminate employment for Good Reason pursuant to Section 5(c)(i)
	    - (v) of this Agreement, shall not be deemed to be a waiver of such provision or right or any other provision or right of this Agreement.

       (f) Executive and the Company acknowledge that, except as may otherwise be provided under any other written agreement between Executive and the Company, the employment of Executive by the Company is "at will" and, subject to Section 1(a) hereof, prior to the Effective Date, Executive's employment and/or this Agreement may be terminated by either Executive or the Company at any time prior to the Effective Date, in which case Executive shall have no further rights under this Agreement. From and after the Effective Date this Agreement shall supersede any other agreement between the parties with respect to the subject matter hereof.

In Witness Whereof, Executive has hereunto set Executive's hand and, pursuant to the authorization from its Board of Directors, the Company has caused these presents to be executed in its name on its behalf, all as of the day and year first above written.

						NEW JERSEY STEEL CORPORATION
						By:



Exhibit 23

INDEPENDENT AUDITORS' CONSENT



The Board of Directors
New Jersey Steel Corporation

We consent to incorporation by reference in the Registration Statements (No. 33-17435 and 33-52194) on Forms S-8 of New Jersey Steel Corporation of our report dated January 10, 1997, except as to note 8, which is as of February 27, 1997, relating to the consolidated balance sheets of New Jersey Steel Corporation and subsidiary as of November 30, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows and related schedule for each of the years in the three-year period ended November 30, 1996, which report appears in the November 30, 1996 annual report on Form 10-K of New Jersey Steel Corporation.


KPMG Peat Marwick LLP

Short Hills, New Jersey
February 28, 1997