Form 10-Q
period 1997-02-28
NEW JERSEY STEEL CORP
filed 1997-04-14
CIK 812310

SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549

Form 10-Q

(Mark One)

[ X ] Quarterly report purusant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended
       February 28, 1997

[   ]  Transaction report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

       for the transition period from ______________ to __________________

Commission File Number: 0-15838

                         New Jersey Steel Corporation
---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

    Delaware                                            22-2137967
---------------------------------------------------------------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                        Identification No.)

North Crossman Road, Sayreville, New Jersey                    08872
---------------------------------------------------------------------------
(Address of pricipal executive offices)                      (Zip code)

                              Not Applicable
---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                             x   YES         NO
                            ---          ---
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY DURING THE PRECEDING
FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                YES          NO
                            ---          ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 28, 1997.

$.01 Par Value Common Stock                             5,920,500
----------------------------------------------------------------------------
(Title of Class)                              (Number of Shares Outstanding)

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Operations
Three-Month Periods Ended February 28, 1997 and February 29, 1996
(In thousands, except per share data)


                                              1997                  1996
                                       ----------------------------------
                                          (Unaudited)
Net sales                                  $31,009               $24,583
Net sales - affiliates                       2,277                 2,072
Cost of sales                               32,606                30,989
                                       ----------------------------------
    Gross profit (loss)                        680                (4,334)

Selling, general and
  administrative expenses                    2,546                 2,079

    Operating (loss) income                 (1,866)               (6,413)

Other income (expense):
  Interest (expense)                        (1,123)                 (177)
  Rental income                                 35                    55
  Other income (expense)                        --                     4
                                       ----------------------------------
    (Loss) earnings before provision
    for income taxes and equity in
    operations of investee                  (2,954)               (6,531)

Provision for income taxes                      --                    --
                                       ----------------------------------
    (Loss) earnings before equity in
    operations of investee                  (2,954)               (6,531)

Equity in operations of investee               (45)                  (90)
                                       ----------------------------------
    Net (loss) earnings                     (2,999)               (6,621)

Net (loss) earnings per common share         ($.51)               ($1.12)

Weighted average number of shares            5,921                 5,921
  outstanding

See accompanying notes to condensed consolidated financial statements.


NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

                                            Feb 28                Nov 30
                                              1997                  1996
                                       ----------------------------------
ASSETS

Current assets:
  Cash and cash equivalents            $        13          $         13
  Receivables:
    Trade, net                              17,881                21,273
  Trade - affiliates                         2,966                 2,458
  Other                                        495                   542
                                       ----------------------------------
      Net receivables                       21,342                24,273
                                       ----------------------------------

  Inventories                               20,579                15,990
  Prepaid expenses and other
    current assets                             353                   412
  Deferred income taxes                        270                   270
                                       ----------------------------------
      Total current assets                  42,557                40,958

  Property, plant and equipment, net        91,748                91,607
  Other assets                               1,259                 1,422
  Deferred income taxes                      4,630                 4,630
  Real estate, net                          12,753                12,753
                                       ----------------------------------
                                       $   152,947          $    151,370
                                       ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long
    -term debt                         $     1,500          $      1,500
  Accounts payable - trade                  30,169                32,020
  Due to parent                              2,343                 2,035
  Accrued expenses                           4,639                 4,152
                                       ----------------------------------
      Total current liabilities             38,651                39,707
                                       ----------------------------------
  Note payable - bank                       17,271                13,264
  Long-term debt, less current
    installments                             5,625                 6,000
  Note payable - Parent                     19,000                17,000
  Stockholders' equity:
    Preferred stock, $.01 par value.
      Authorized 5,000,000 shares;
      none issued.                              --                    --
    Common stock, $.01 par value.
      Authorized 15,000,000 shares;
      issued and outstanding
      5,920,500 shares in 1996 and
      1995                                      59                    59
  Additional paid-in capital               134,070               134,070
  Accumulated deficit                      (61,729)              (58,730)
                                       ----------------------------------
      Total stockholders' equity            72,400                75,399
                                       ----------------------------------
  Commitments and contingencies
                                       ----------------------------------
                                       $   152,947          $    151,370
                                       ==================================

See accompanying notes to condensed consolidated financial statements.

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
Three-Month Periods Ended February 28, 1997
  and February 29, 1996

                                              1997                  1996
                                       ----------------------------------
Cash flows from operating activities:
  Net (loss) earnings                  $    (2,999)         $     (6,621)
  Adjustments to reconcile net
  (loss) earnings to net cash used
  in operating activities:
    Depreciation                             2,264                 1,971
    Provision for losses on trade
      receivables                               46                    70
    Equity in operations of
      investee                                  45                    90
    Changes in assets and liabilities:
      Decrease in net receivables            2,885                 6,256
      Increase in inventories               (4,589)               (1,443)
      Decrease in prepaid expenses
        and other current assets                59                   112
      Decrease in other assets                 118                 3,884
      (Decrease) Increase in accounts
        payable - trade                     (1,851)                3,371
      Increase (decrease) in due to
        parent and accrued expenses            795                (5,202)
                                       ----------------------------------
           Net cash (used in)
            generated by
            operating activities            (3,227)                2,488
                                       ----------------------------------

Cash flows from investing activities:
  Capital expenditures                      (2,405)               (4,996)
                                       ----------------------------------
Cash flows from financing activities:
  Repayment of long-term debt                 (375)                   --
  Bank borrowings - net                      4,007                 2,475
  Borrowings from parent - net               2,000                    --
                                       ----------------------------------
           Net cash provided by
             financing activities            5,632                 2,475
                                       ----------------------------------
           Net decrease in cash and
             cash equivalents                   --                   (33)
                                       ----------------------------------
Cash and cash equivalents at beginning
  of period                                     13                    61
                                       ----------------------------------
Cash and cash equivalents at end of
  period                               $        13          $         28
                                       ==================================

See accompanying notes to condensed consolidated financial statements.


New Jersey Steel Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 1997 and November 30, 1996
(Dollars in thousands, except per share amounts)
(Unaudited)

(1)  Basis of Presentation

The unaudited condensed consolidated financial statements of New Jersey Steel Corporation and subsidiary (the Company), in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of such periods. The results of operations for the three-month periods ended February 28, 1997 and February 29, 1996 are not necessarily indicative of the results to be expected for the entire year. The accompanying interim financial statements should be read in conjuntion with the Company's audited 1996 consolidated financial statements.

The Company's business is seasonal and is normally slower in the winter months with inventory build-up during this period.

(2)   Capital Stock

During the three-month period ended February 29, 1996, no stock options were granted or exercised.

During the three-month period ended February 28, 1997, in connection with an officer assuming the position of President and Chief Executive Officer of the Company, outstanding options held by such officer to purchase 65,000 shares of the Company's Common Stock at exercise price ranging from $8.00 to $14.00 per share were surrendered and exchanged for options to purchase 65,000 shares of the Common Stock at an exercise price of $5.00 per share, the fair market value on the date of grant. Of such options, options covering 15,000 shares vested immediately and the remaining options covering 50,000 shares vest in 20% increments on April 12th of each year beginning April 12, 1997 and continuing through April 12, 2001. Also in connection with his becoming President and Chief Executive Officer, such officer was granted additional options to purchase 50,000 shares of Common Stock at an exercise price of $5.00, the fair market value on the date of grant. Such options vest in 20% increments on February 24th of each year beginning February 24, 1998 and continuing through February 24, 2002. No stock options were exercised during the three-month period ended February 28, 1997.

(3)   Inventories

Inventories consist of the following:

                                        Feb 28          Nov 30
                                          1997            1996
                                    ---------------------------
                                     (Unaudited)
             Finished goods         $    6,962           5,070
             Work-in-process             2,654           1,933
             Raw materials, spare
               parts and supplies       10,963           8,987
                                    ---------------------------
                                    $   20,579          15,990
                                    ===========================

(4)   Per Common Share Amounts

Per common share amounts are based on the weighted average number of shares of shares of common stock outstanding during each period. The effect of stock options for the three-month periods ended February 28, 1997 and February 29, 1996 were not material.

(5)   Bank Borrowings

In June 1996, the Company entered into an Amended and Restated Loan and Security Agreement (the "loan agreement") with its bank to increase the maximum amount available under its revolving credit facility from $17,500 to $20,000 and to extend the maturity date from April 30, 1997 to May 1, 1998. The maturity dated on the Company's $7,500 term loan was also extended from December 31, 2000 to May 1, 2001. The loan agreement also amended certain financial convenants. Borrowings under the revolving credit facility and term loan are secured by substantially all of the Company's assets. Principal repayments under the term loan are due in monthly installments of $125 beginning December 1, 1996 with a final payment of $875 due at maturity. Interest on the term loan and outstanding amounts under the revolving credit facility are payable at the prime rate plus one percent (9.25% at February 28, 1997). On February 27, 1997, the bank amended the loan agreement with respect to the financial statement covenants. Covenants amended include tangible net worth, working capital, capital expenditures and the cash coverage ratio, as defined.

Concurrently with the execution and delivery of the loan agreement, the Company entered into a Credit Agreement (the "credit agreement") with Von Roll Holding Ltd., its majority stockholder. The credit agreement provided a $15,000 revolving credit facility to the Company which matures May 1, 1998. The credit agreement was amended in September 1996 increasing the amount available under the revolving credit facility to $17,000. Repayment of borrowings under this revolving credit facility is subordinated to the bank borrowing referred to above and is secured by subordinate liens on substantially all of the Company's assets. Interest on outstanding amounts under the credit agreement is payable monthly at the prime rate plus one percent. In December 1996, the Board of Directors of the Company authorized an amendment to the credit agreement with Von Roll increasing the maximum amount available under the revolving credit facility to $19,000 and subsequently the Company increased its borrowings by $2,000.

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

Borrowings under the credit facility and term loan are secured by virtually all of the Company's assets. Total bank interest paid for the quarter ended February 28, 1997 was $575, total interest expense was $1,122.

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

In March 1996, the Natural Resources Defense Council (NRDC) and the Public Interest Research Group of New Jersey, Inc. (PIRG) commenced a lawsuit against the Company in the United States District Court of New Jersey. The lawsuit is based on the Company's CEMS reports submitted to the NJDEP and claims that the exceedances since April 1995 constitute violations of the Clean Air Act which are not being pursued by the NJDEP. The complaint seeks unspecified fines and penalities for the alleged violations and for an injunction mandating operation of the Sayreville Mill in accordance with its permit.
The Company filed an answer with the United States District Court on April
10, 1996. Since that time, the State of New Jersey has intervened in the litigation. The Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations.

The Company and Von Roll are defendants in an action entitled GARY LUTIN v. NEW JERSEY STEEL CORPORATION, VON ROLL LTD. a/k/a VON ROLL AG, and et al. The action was originally commenced in a West Virginia state court in 1991. The plaintiff has alleged that the defendants conspired to destroy the business of Advanced Mining Systems, Inc., a company which manufactured roof support systems for underground coal mines. In 1995, the same plaintiff filed a second action in the same court against the same parties under the Federal RICO statutes. The plaintiff seeks unspecified damages in both actions which he claims to be in excess of $50,000.

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

A related action entitled NEW JERSEY STEEL CORPORATION AND VON ROLL HOLDING AG v. GARY LUTIN pending in the Supreme Court of the State of New York, involves a claim by the Company and Von Roll against Mr. Lutin for libel in connection with a letter written by Mr. Lutin. In July 1996, Mr. Lutin filed his answer with counterclaims asserting essentially the same claims as were made in the two federal actions. The court dismissed the counterclaims on the grounds that there was another action pending for essentially the same claims in federal court. Mr. Lutin has filed an appeal from the court's decision.

The Company has been advised by its counsel that, based on the information available to it, the claims of Mr. Lutin in these matters are without merit.

In 1995, Egyptian Metals Company ("EMC") commenced a lawsuit againt the Company in the United States District Court for the District of New Jersey (Case No. CIV. 95 823 (DRD)) seeking damages in the amount of $5,050 for steel purchased through certain steel brokers which EMC asserts was of inferior quality. Trial was conducted and concluded in March 1997 and the Company is awaiting the outcome. The Company believes it will prevail in it's defense of this action.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-Month Periods Ended February 28, 1997 and February 29, 1996

A summary of the period-to-period changes in the "Condensed Consolidated Statements of Operations" for the three-month periods ended February 28, 1997 and February 29, 1996 is shown below (dollars in thousands):

                                                          Percent of Net Sales
                         -------------------------------  --------------------
                             1997       1996  Inc. (Dec)        1997     1996
                         -------------------------------  --------------------
Net sales                $ 33,286     26,655      6,631        100.0    100.0

Gross profit (loss)           680     (4,334)     5,014          2.0    (16.3)

Selling, general
 and administrative
 expenses                   2,546      2,079        467          7.6      7.8

Other (expense)            (1,088)      (118)       970         (3.3)    (0.4)

(Loss) earnings
 before provision
 for income taxes
 and equity in
 operations of
 investee                  (2,954)    (6,531)   (3,577)         (8.9)   (24.5)

Provision for
 income taxes                  --         --         --           --       --

(Loss) earnings
 before equity
 in operations
 of investee               (2,954)    (6,531)    (3,577)        (8.9)   (24.5)

Equity in
 operations of
 investee                     (45)       (90)       (45)        (0.1)    (0.3)
                         -------------------------------   --------------------
Net (loss)
 earnings                $ (2,999)    (6,621)     3,622         (9.0)   (24.8)
                         ===============================   ====================

MANAGEMENT'S DISCUSSION AND ANALYSIS
Three Months Ended February 28, 1997 compared to the three months ended February 29, 1996

Net sales for the first quarter of 1997 increased 25% to $33,286,000 as compared to the first quarter of 1996 primarily on the strength of increased shipping volume and higher average finished goods selling prices. Mild winter weather allowed the Company to increase its shipment of products to its Northeast home market during the first quarter of 1997 to 117,000 tons, as compared to 99,000 tons in 1996. This return to normal distribution patterns allowed average finished goods selling prices to increase to $301 per ton in the first quarter of fiscal 1997 as compared to $272 per ton for the first quarter of 1996.

The combination of higher rebar selling prices and increased shipments had a positive impact on gross profit margins for the first quarter of 1997 as compared to 1996. Gross profit increased $5,014,000 to $680,000 for the quarter ended February 28, 1997 from a loss of $4,334,000 in the first quarter of 1996. Conversion cost increased slightly during the first quarter of 1997, primarily related to a scheduled three-week maintenance outage in both the melt shop and rolling mill as compared to the first quarter of 1996 when adverse winter weather conditions in the Northeast had a negative impact on production. Offsetting increased conversion costs were scrap prices which declined to $100 per ton in the first quarter 1997 from $113 per ton in 1996. Other material costs decreased in the first quarter of 1997 over the first quarter 1996 levels primarily due to lower alloy pricing.

Selling, general and administrative expenses for first quarter of 1997 increased $467,000 to $2,546,000 from $2,079,000 for the comparable 1996 period primarily as a result of severance obligations. For the first quarter of 1997 other expense increased $970,000 to $1,088,000 from $118,000 for the comparable 1996 period, primarily due to an increase in net interest expense.

New Jersey Steel's share of equity in the operations of an investee contributed a $45,000 loss to the Company for the quarter ended February 28, 1997 as compared to a $90,000 loss for the quarter ended February 29, 1996.

Liquidity and Capital Resources

In June 1996, the Company entered into an Amended and Restated Loan and Security Agreement (the "loan agreement") with its bank to increase the maximum amount available under its revolving credit facility from $17,500,000 to $20,000,000 and to extend the maturity date from April 30, 1997 to May 1, 1998. The maturity dated on the Company's $7,500,000 term loan was also extended from December 31, 2000 to May 1, 2001. The loan agreement also amended certain financial convenants. Borrowings under the revolving credit facility and term loan are secured by substantially all of the Company's assets. Principal repayments under the term loan are due in monthly installments of $125,000 beginning December 1, 1996 with a final payment of $875,000 due at maturity. Interest on the term loan and outstanding amounts under the revolving credit facility are payable at the prime rate plus one percent. On February 27, 1997, the bank amended the loan agreement with respect to the financial statement covenants. Covenants amended include tangible net worth, working capital, capital expenditures and the cash coverage ratio, as defined.

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

On February 27, 1997, the bank agreed to a temporary increase in the maximum amount available under its credit facility from $20,000,000 to $23,500,000. The increase in availability is only in effect through May 31, 1997. In addition, the Company anticipates that with the continued support from its majority stockholder, it will be able to secure additional borrowings to meet its anticipated liquidity requirements.

Von Roll has also guaranteed the Company's payment obligations under the Company's scrap brokerage and service agreements. The guaranty is for a maximum of $5,000,000 and will expire 30 days after the termination of the scrap brokerage and service agreements.

The quarter ended February 28, 1997 reflects an increase in working capital as compared to November 30, 1996. This is primarily the result of an increase of $1.7 million in net receivables and inventory.

Net cash used in operating activities was $3,227,000 for the quarter ended February 28, 1997 as compared to $2,488,000 of cash generated during the comparable quarter of 1996. Increases in inventory of $4,589,000 and a decrease in trade payables fo $1,851,000 were the primary contributors to this change. Net bank borrowings for the first quarter of 1997 were $4,007,000 as compared to $2,475,000 in the first quarter of 1996.
Borrowing for the Company's parent was $2,000,000 for the first quarter of 1997. Capital expenditures decreased to $2,405,000 for the first quarter of 1997 as compared to $4,996,000 for the 1996 first quarter, primarily as a result of reduced capital expenditure activity by the Company due to near completion of its modernization program. The Company anticipates to incur capital expenditures of $6.8 million in fiscal 1997 primarily for cost reduction projects identified during the course of an ongoing review of melt shop operations by technical consultants. The Company believes cash flows generated by future operations and its credit facility will be adequate to fund day-to-day operations and anticipated capital expenditures for the balance of the fiscal year.

Recently Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 establishes standards for computing and presenting earnings per share. In accordance with the effective date of SFAS 128, the Company will adopt SFAS 128 as of February 28, 1998. This statement is not expected to have a material impact upon the Company's financial statements.

PART II.   Other Information

Item 1.   Legal Proceeedings

See "Note (6) - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements" for a description of legal proceedings involving the Company and for new developments in the Egyptian Metals Company litigation.

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Such claims against the Company are generally covered by insurance. There can be no assurance that insurance, including product liability insurance will be available in the future at reasonable rates.

Item 2.   Changes in Securities

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

3(a)   -  Restated Certificate of Incorporation as amended - Incorporated by reference to Exhibit 3(a) of the Company's Registration Statement on Form S-1 (No. 33-13298).

3(b)   -  By-laws as amdended - Incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended November 30, 1993 (File No. 0-15838).

4(a)   -  Form of Certificate for shares of Common Stock of the Company -
          Incorporated by reference to Exhibit 4(a) of the Company's Registration Statement on Form S-1 (No. 33-13298).

10(a)  -  Technical Services and Management Consulting Agreement between the
          Company and Von Roll Ltd. dated as of April 1, 1987 - Incorporated by reference to Exhibit 10(e) of the Company's Registration Statement on Form S-1 (No. 33-13298).

10(b) - Incentive Stock Option Plan of Company adopted October 2, 1987 with amendements - Incorporated by reference to Exhibit 10(f) of the Company's Registration Statement on Form S-1 (No. 33-13298).

10(c)  -  Form of Stock Option Agreement - Incorporated by reference to
          Exhibit 4(b) of the Company's Registration Statement on Form S-8 (No. 33-17435).

10(d) - Indemnity Agreement between the Company and Von Roll Ltd. dated as of April 1, 1987 - Incorporated by reference to Exhibit 10(g) of the Company's Registration Statement on Form S-1 (No. 33-13298).

10(e)  -  New Jersey Steel Corporation Thrift Savings Plan (as amended 1994)
          - Incorporated by reference to Exhibit 10(g) of the Company's Annual Report on Form 10-K for the year ended November 30, 1994 (File No. 0-15838).

10(f) - New Jersey Steel Corporation Thrift Trust Savings Agreement (as amended 1994) - Incorporated by reference to Exhibit 10(h) of the Company's Annual Report on Form 10-K for year ended November 30, 1994 (File No. 0-15838).

10(g) - Registration Agreement between the Company and Von Roll Ltd. dated as of April 1, 1987 - Incorporated by reference to Exhibit 10(h) of the Company's Registration Statement on Form S-1 (No. 33-13298).

10(h)  -  Amended and Restated Loan and Security Agreement dated as of June
          6, 1996 between Midlantic Bank, National Association and the Company - Incorporated by reference to Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1996 (File No. 0-15838).

10(i)  -  Credit Agreement dated as of June 6, 1996 between Von Roll Holding
          AG and the Company - Incorporated by reference to Exhibit 10(j) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1996 (File No. 0-15838).

10(j) - 1996 Stock Option Plan - Incorporated by reference to Exhibit A of the Company's Proxy Statement dated May 7, 1996 used in connection with the meeting of stockholders held June 21, 1996
          (File No. 0-15838).

10(k)  -  Form of Stock Option Agreement used in connection with the Company's
          1996 Stock Option Plan - Incorporated by reference to Exhibit 10(l) of the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1996 (File No. 0-15838).

10(l)  -  First Amendment of Revolving Loan and Security Agreement dated
          February 27, 1997 between the Company and PNC Bank - Incorporated by reference to Exhibit 10(m) of the Company's Annual Report on Form 10-K for the period ended November 30, 1996 (File No. 0-15838).

10(m)  -  Employment Agreement dated as of September 9, 1996 between the
          Company and Louis F. Hagan - Incorporated by reference to Exhibit 10(n) of the Company's Annual Report on Form 10-K for the period ended November 30, 1996 (File No. 0-15838).

10(n)  -  Form of Employment Agreement entered into between Gary A.
          Giovannetti and the Company effective upon a "change in control". - Incorporated by reference to Exhibit 10(o) of the Company's Annual Report on Form 10-K for the period ended Novmeber 30, 1996 (File No. 0-15838).

10(o)  -  Employment Agreement dated as of February 24, 1997 between Gary
          A. Giovannetti and the Company - Filed herewith.

27     -  Financial Data Schedule



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NEW JERSEY STEEL CORPORATION
                                        Registrant



Dated: April 15, 1997                   /s/ Gary A. Giovannetti
                                        ------------------------------------
                                        Gary A. Giovannetti
                                        President




                                        /s/ Alexander Prelat
                                        ------------------------------------
                                        Alexander Prelat
                                        Acting Vice President,
                                        Finance and Treasurer
                                        (Principal Financial and Accounting
                                        Officer)




EMPLOYMENT AGREEMENT


        AGREEMENT made as of this 24th day of February, 1997 by and between NEW JERSEY STEEL CORPORATION (the "Company"), a Delaware corporation with offices at North Crossman Road, Sayreville, New Jersey 08872 and Gary A. Giovannetti ("Executive"), an individual residing at 388 Ocean Avenue North, #3D, Long Branch, New Jersey 07740.

W I T N E S S E T H:

        In consideration of the mutual covenants and agreements herein contained, the parties hereby agree as follows:
1. Employment. The Company agrees to employ, and does hereby employ, Executive, and Executive hereby accepts such employment, for the term, with the duties and compensation and upon the terms and conditions contained in this Agreement.

2. Term. The term of Executive's employment hereunder (the "Term") shall be two (2) years beginning on the date of this Agreement and ending two years thereafter, i.e., February 23, 1999, unless earlier terminated as hereinafter provided.

3.      Duties and Offices.

        (a) Executive shall have the duties of the President provided in the By-Laws of the Company and the title of President and Chief Executive Officer. Executive will perform his services subject only to the direction and control of the Company's Board of Directors and will report only to the Board of Directors. Executive shall not be required to perform any duties other than those consistent with his status as President and Chief Executive Officer.

        (b) During the Term, Executive shall devote his full working time and energies to the business and affairs of the Company. Executive agrees during the Term to use his best efforts, skill and abilities to promote the Company's interests; to serve as a director of the Company; to serve as a director and officer of any corporation which is a subsidiary of the Company if elected by the stockholders or Board of Directors of such subsidiary corporation; and, subject to the provisions of paragraph (a) of this Section 3, to perform such duties as may be assigned to him by the Board of Directors of the Company.

        (c) Unless Executive otherwise agrees in writing, the headquarters for the performance of his services shall be the principal executive offices of the Company in Sayreville, New Jersey subject to such reasonable travel as the performance of his duties in the business of the Company may require.

 4.     Compensation.

        (a) For his services during the Term, and except as otherwise provided in this Agreement, the Company shall pay Executive an annual salary (the "Salary") plus an incentive bonus (the "Bonus").

        (b) The initial Salary shall be at the rate of Two Hundred Fifty Thousand Dollars ($250,000) per annum. The Salary shall be reviewed by the Board of Directors prior to the second year of the Term hereof. The Board of Directors, in its sole discretion, may increase such Salary. In no event shall the Salary be reduced. The Salary shall be payable in equal installments not less frequently than monthly.

        (c) For the duration of the Term, Executive shall be paid a Bonus with respect to each fiscal year of the Company in an amount equal to one percent (1%) of Pre-tax Profits for a Year, except that the Bonus for the Year during which the Term ends shall be a pro rata portion of 1% of Pre-tax Profits for such Year in the ratio that the number of months of the Term included in such Year bears to 12.

        (d) As used herein the following terms shall have the meanings set forth:
                  "Pre-tax Profits" for a Year means the consolidated net income of the Company and its subsidiaries (before provision or credit for income taxes or utilization of net operating loss carryforwards, but after provision for equity in operations of investees) for such Year determined in accordance with generally accepted accounting principles consistently applied.

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

        (c) Executive shall be entitled to the use of a Company automobile during the Term of this Agreement. The type and cost of such automobile shall be subject to the approval of the Board of Directors, but shall be generally consistent with a $30-$40,000 luxury automobile.

        (d) The Company will pay the initiation fee and the annual membership fee for one country club membership for Executive. Any bond or other returnable security arrangement shall be returned to the Company upon termination of such membership and return of any such amount to Executive.

        (e) Executive shall be entitled to four (4) week paid vacation during each year of this Agreement.

6. Stock Options and Stock Appreciation Bonus. The Board of Directors is granting executive new options to purchase 50,000 shares of common stock under the terms of the New Jersey Steel Corporation 1996 Stock Option Plan and is acting to reprice the existing options held by Executive, covering 65,000 shares all such options to be at the price on February 24, 1997, the date the Board of Directors acted on such grant. In addition, the Board agrees to negotiate in good faith an incentive arrangement with Executive whereby Executive will receive an additional cash bonus should the Company's common stock price achieve certain target levels.

7. Death of Executive. In the event Executive should die during the Term, this Agreement and all benefits hereunder shall terminate, except that the Company shall pay Executive's estate the following:

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

8. Discharge for Cause. The Board of Directors of the Company may discharge Executive for cause at any time. Such discharge shall be effected by written notice (the "Discharge Notice") to Executive which shall specify the reasons for Executive's discharge and the effective date thereof. As used herein, the term "for cause" shall mean only criminal dishonesty, chronic alcoholism, drug addiction or willful violation of specific written directions from the Board of Directors of the Company, which directions are lawful and are consistent with the provisions of this Agreement; provided, however, that if

        (a) such discharge is effected because of Executive's willful violation of such specific written directions from the Board of Directors of the Company, and

        (b) within seven (7) days following the date of receipt by the Executive of the Discharge Notice, Executive shall cease his refusal and shall use his best efforts to carry out such written directions, the termination shall not be effective. Upon termination pursuant to this Section 8, this Agreement and all benefits hereunder shall terminate, except that such termination shall not affect any rights which Executive may have at the time of termination pursuant to any insurance or other death benefit, bonus, retirement or stock award plans or arrangements of the Company or any subsidiary, or any stock option plan or any options granted thereunder, which rights shall continue to be governed by the provisions of such plans and arrangements.

9. Disability. If Executive is unable to substantially perform his services by reason of illness or incapacity for a period of more than three (3) consecutive months, the Salary and Bonus thereafter payable to him during the continued period of such illness or incapacity shall be reduced by the amount of any disability benefits payable to Executive under any disability program provided by the Company. Executive's full Salary and Bonus shall be reinstated upon his return to full employment and discharge of his duties. Notwithstanding anything to the contrary, the Company may terminate this Agreement at any time after the Executive is absent or unable to substantially perform his duties by reason of such illness or incapacity for six (6) months in any twelve (12) month period. Upon termination pursuant to this Section 9, this Agreement and all benefits hereunder shall terminate, except that such termination shall not affect any rights which Executive may have at the time of termination pursuant to any insurance or other death benefit, bonus, retirement or stock award plans or arrangements of the Company or any subsidiary, or any stock option plan or any options granted thereunder, which rights shall continue to be governed by the provisions of such plans and arrangements.

10.     Discharge Without Cause.

       (a) The Company retains the right to discharge Executive without cause at any time during the Term by written notice of termination given to Executive.

       (b) If the Company discharges Executive without cause, the Company shall pay, as severance compensation and liquidated damages, the Salary and Bonus which Executive would have received, and the benefits which he would have been entitled to receive under
             Section 5(b) hereof, had Executive not been so discharged, and the following provisions shall apply:

             (i) Payment shall be made at the times and in the manner such Salary and Bonus would have been paid to Executive had he not been discharged hereunder; and

             (ii) In determining the other benefits which Executive would have received under Section 5(b) during the Term had such discharge not occurred, it shall be conclusively presumed that Executive would have received benefits (excluding stock awards) equal to those which he received with respect to the last Year prior to the Year in which the discharge occurs. The term "other benefits" shall not include incidental management perquisites not provided pursuant to a benefit plan or program.

11.     Indemnification and Legal Fees.  The Company shall indemnify
        Executive to the fullest extent permitted by law and the Certificate of Incorporation and By-Laws of the Company from and against any loss, claim, liability and/or expense incurred for, or by reason of, or arising out of, acts of Executive as an officer and/or director of the Company or any subsidiary.

12.     Noncompetition and Confidentiality Agreement.

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

       (b) Executive acknowledges that during his employment with the Company or any of its subsidiaries, he may have had, or may have, access to secret and confidential information with respect to some or all of the following:

           (i) product and business plans, budgets, sales forecasts, design plans, research and engineering data, inventions, methods, systems and processes,

           (ii)  customers and

           (iii) trade secrets (all such information is hereinafter referred to as "Confidential Information"). Executive agrees that (except as authorized in writing by the Company or required pursuant to legal or administrative process) he will not reveal, divulge or make known to any person, firm or corporation any Confidential Information. Executive further agrees that if after the cessation of his employment by the Company, he discovers any Confidential Information in his possession, he shall forthwith deliver the same to the Company. The provisions of this Section 12(b) shall survive the end of the Term of this Agreement.

13. Fiscal Year. If the Company shall change its fiscal year, appropriate adjustments shall be made in the provisions of this Agreement to reflect such change.

14. Arbitration. Any controversy or claim arising out of or relating to this Agreement, or the breach thereof, shall be settled by arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association, and judgment upon the award rendered by the arbitrator(s) may be entered in any court having jurisdiction thereof.

15.     Miscellaneous.

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

        (c) Any notice to be given pursuant to the terms of this Agreement shall be in writing and delivered by hand or sent by registered or certified mail, if to the Company, to the Secretary of the Company, c/o Jacobs Persinger & Parker, 77 Water Street, New York, New York 10005, and if to Executive, to his address set forth above or to such other address or to the attention of such other person as either party has specified by prior written notice to the other party.

IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first set forth above.


                                          NEW JERSEY STEEL CORPORATION


                                      By:
                                          ---------------------------------
                                          Chairman of the Board



                                          --------------------------------
                                          Gary A. Giovannetti