Form 10-K/A
period 1995-11-30
NEW JERSEY STEEL CORP
filed 1997-07-15
CIK 812310

Form 10-K/A
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

        For the fiscal year ended               November 30, 1996
                                  -------------------------------------------
                                  or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from                  to
                                       ----------------    ------------------

Commission file number 0-15838

                          NEW JERSEY STEEL CORPORATION
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

     DELAWARE                                                   22-2137967
-----------------------------------------------------------------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                         Identification Number)

NORTH CROSSMAN ROAD, SAYREVILLE, NEW JERSEY                     08871
-----------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code (908) 721-6600

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $0.01 par value
-----------------------------------------------------------------------------
                              (Title of class)

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

Number of shares of Common Stock, par value $0.01 per share, outstanding at February 14, 1996.

DOCUMENTS INCORPORATED BY REFERENCE:   None.
-----------------------------------------------------------------------------

Exhibits:

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

10(b) -- Incentive Stock Option Plan of Company adopted October 2, 1987 with amendments -- Incorporated by reference to Exhibit 10(f) of the Company's Registration Statement on Form S-1 (No. 33-13298).

10(c) --  Form of Stock Option Agreement -- Incorporated by reference to
          Exhibit 4(b) of the Company's Registration Statement on Form S-8 (No. 33-17435).

10(d) -- Indemnity Agreement between the Company and Von Roll Ltd. dated as of April 1, 1987 -- Incorporated by reference to Exhibit 10(g) of the Company's Registration Statement on Form S-1 (No. 33-13298).

10(e) --  New Jersey Steel Corporation Thrift Savings Plan (as amended
          1994) -- Incorporated by reference to Exhibit 10(g) of the Company's Annual Report on Form 10-K for the year ended November 30, 1994 (File No. 0-15838).

10(f) -- New Jersey Steel Corporation Thrift Trust Savings Agreement (as amended 1994) -- Incorporated by reference to Exhibit 10(h) of the COmpany's Annual Report on Form 10-K for the year ended November 30, 1994 (File No. 0-15838).

10(g) -- Registration Agreement between the Company and Con Roll Ltd. dated as of April 1, 1987 -- Incorporated by reference to
          Exhibit 10(h) of the Company's Registration Statement on Form S-1 (No. 33-13298).

10(h) -- Amended and Restated Loan and Security Agreement dated as of June 6, 1996 between Midlantic Bank, National Association and the Company -- Incorporated by reference to Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1996 (File No. 0-15838).

10(i) -- Credit Agreement dated as of June 6, 1996 between Von Roll Holding AG and the Company -- Incorporated by reference to
          Exhibit 10(j) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1996 (File No 0-15838).

10(j) -- 1996 Stock Option Plan -- Incorporated by reference to Exhibit A of the Company's Proxy Statement dated May 7, 1996 used in connection with the meeting of stockholders held June 21, 1996 (File No. 0-15838).

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

10(m) -- First Amendment of Revolving Loan and Security Agreement dated February 27, 1997 between the Company and PNC Bank -- Incorporated by reference to Exhibit 10(m) of the Company's
          Annual Report on Form 10-K for the period ended November 30, 1996.

10(n) -- Employment Agreement dated as of September 9, 1996 between the Company and Louis F. Hagan -- Incorporated by reference to Exhibit 10(n) of the Company's Annual Report on Form 10-K for the period ended November 30, 1996.

10(o) -- Form of Employment Agreement entered into among each of Gary A. Giovannetti and Paul Roik and the Company effective upon a "change in control" -- Incorporated by reference to Exhibit 10(o) of the Company's Annual Report on Form 10-K for the period ended November 30, 1996.

23(a) --  Consent of KPMG Peat Marwick LLp - previously filed.

23(b) --  Consent of Grossman Yanak and Ford -- filed herewith.

27    --  Financial Data Schedule -- previously filed.

-----------------------------------------------------------------------------

Exhibit 23(b)

Consent of Grossman Yanak & Ford LLP

The Board of Directors
New Jersey Steel Corporation

We consent to incorporation by reference in the Registration Statements
(No. 33-17435 and 33-52194) on Form S-8 of New Jersey Steel Corporation of our report dated April 4, 1997, relating to the condensed balance sheets of Excel Mining Systems, Inc. as pf December 28, 1996 and December 30, 1995, and the related condensed statements of operations for the years ended December 28, 1995, December 30, 1995 and December 31, 1994, which report appears in the Annual Report on Form 10-K/A of New Jersey Steel Corporation for the year ended November 30, 1996.


/s/ Grossman Yanak & Ford LLP
Pittsburgh, Pennsylvania
June 12, 1997
-----------------------------------------------------------------------------

EXCEL MINING SYSTEMS, INC.

Condensed Financial Information as of December 28, 1996 and December 30, 1995 and for the Years Ended December 28, 1996,
December 30, 1995 and December 31, 1994 and Independent Auditors' Report

EXCEL MINING SYSTEMS, INC.
TABLE OF CONTENTS

                                                                         Page

Independent Auditors' Report .............................................  1

Condensed Balance Sheets .................................................  2

Condensed Statements of Operations .......................................  3
-----------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT


To the Stockholders and
  Board of Directors of
  Excel Mining Systems, Inc.:


We have audited, in accordance with generally accepted auditing standards, the balance sheets of Excel Mining Systems, Inc. as of December 28, 1996 and December 30, 1995, and the related statements of operations, stockholders' equity and cash flows for the years ended December 28, 1996, December 30, 1995 and December 31, 1994 (not presented herein); and in our reports dated January 29, 1997 (except for Notes 6, 8 and 14, which are as of April 4,
1997) and January 23, 1996 (except for Note 9, which is as of March 8, 1996), we expressed, except for the effects of deferring certain litigation costs as discussed in our reports, unqualified opinions on those financial statements.

In our opinion, the information set forth in the accompanying condensed financial statements is fairly stated, in all material respects, in relation to the financial statements from which it has been derived.

/s/ Grossman Yanak & Ford LLP
Pittsburgh, Pennsylvania
April 4, 1997
-----------------------------------------------------------------------------

EXCEL MINING SYSTEMS, INC.

CONDENSED BALANCE SHEETS
DECEMBER 28, 1996 AND DECEMBER 30, 1995

                                                     (Dollars in Thousands)

ASSETS                                            1996                   1995
Current assets                                $ 11,568               $ 12,847
Property and equipment, net                     12,797                 17,637
Notes receivable                                   164                    220
Deferred income taxes                              201                      -
Other assets                                     5,720                  2,756
                                              --------               --------
     TOTAL                                    $ 30,450               $ 33,460
                                              ========               ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                           $ 12,510               $ 12,223
Long-term debt                                  17,106                 18,782
Deferred loan fees                                 431                    387
Deferred income taxes                                -                    388
                                              --------               --------
Total liabilities                               30,047                 31,780

Redeemable preferred stock                         750                    750
Common stockholders' equity (deficiency)          (347)                   930
Commitments and contingencies                        -                      -
                                              --------               --------
TOTAL                                         $ 30,450               $ 33,460
                                              ========               ========

See independent auditors' report.
-----------------------------------------------------------------------------

EXCEL MINING SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 28, 1996,
DECEMBER 30, 1995 AND DECEMBER 31, 1994
(Dollars in thousands, except per share data)

                                             1996          1995          1994
Net sales                                $ 69,405      $ 73,113      $ 26,227
Cost of goods sold                         64,000        64,584        23,520
                                          -------       -------       -------
Gross profit                                5,405         8,529         2,707

Selling, general and administrative
 expenses                                   4,766         4,864         1,312
Other expense, net                          2,622         2,640           352
                                          -------       -------       -------
Income (loss) before income taxes          (1,983)        1,025         1,043

Benefit (provision) for income taxes          706          (445)         (244)
                                          -------       -------       -------
Net income (loss)                        $ (1,277)     $    580      $    799
                                          =======       =======       =======
Net earnings (loss) per common share   $(3,360.83)    $1,280.12     $1,828.52
                                        =========      ========      ========
Weighted average number of common
 shares outstanding                           400           400           400
                                              ===           ===           ===

See independent auditors' report.

-----------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 3, 1997                                    NEW JERSEY STEEL CORPORATION


                                            By: /s/ Alexander F. Prelat
                                                -----------------------------
                                                Alexander F. Prelat
                                                Vice President Finance and
                                                Treasurer
                                                (Principal Financial and
                                                Accounting Officer)