Form 10-Q
period 1997-03-31
NEW JERSEY STEEL CORP
filed 1997-07-15
CIK 812310

SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549

Form 10-Q

(Mark One)

[ X ] Quarterly report purusant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended
       May 31, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 31, 1997.

$.01 Par Value Common Stock                             5,920,500
----------------------------------------------------------------------------
(Title of Class)                              (Number of Shares Outstanding)

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Operations
Three-Month Periods Ended May 31, 1997 and 1996
(In thousands, except per share data)

                                           Three-Months          Six-Months
                                           ended May 31         ended May 31
                                          1997       1996       1997     1996
                                       --------------------------------------
                                          (Unaudited)
Net sales                              $49,283    $38,690    $80,292  $63,273
Net sales - affiliates                   2,284      2,306      4,561    4,378
Cost of sales                           45,393     41,419     77,999   72,408
                                       --------------------------------------
    Gross profit (loss)                  6,174       (423)     6,854   (4,757)

Selling, general and
  administrative expenses                2,080      2,182      4,626    4,261
                                       --------------------------------------
    Operating income (loss)              4,094     (2,605)     2,228   (9,018)

Other income (expense):
  Interest, net                         (1,163)      (279)    (2,286)    (456)
  Rental income                             25         40         60       95
  Other (expense) income                  (150)        --       (150)       4
                                       --------------------------------------
                                        (1,288)      (239)    (2,376)    (357)
                                       --------------------------------------
    Earnings (loss) before provision
    for income taxes and equity in
    operations of investee               2,806     (2,844)      (148)  (9,375)

Provision for income taxes                  --         --         --       --
                                       --------------------------------------
    Earnings (loss) before equity in
    operations of investee               2,806     (2,844)      (148)  (9,375)

Equity in operations of investee           (70)       (98)      (115)    (188)
                                       --------------------------------------
    Net earnings (loss)                $ 2,736   ($ 2,942)  ($   263)($ 9,563)
                                       ======================================
Net earnings (loss) per common share     $0.46     ($0.50)    ($0.04)  ($1.62)
                                       ======================================
Weighted average number of shares
  outstanding                            5,921      5,921      5,921    5,921
                                       ======================================

See accompanying notes to condensed consolidated financial statements.


NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

                                            May 31                Nov 30
                                              1997                  1996
                                       ----------------------------------
ASSETS

Current assets:
  Cash and cash equivalents            $        12          $         13
  Receivables:
    Trade, net                              24,832                21,273
  Trade - affiliates                           692                 2,458
  Other                                         38                   542
                                       ----------------------------------
      Net receivables                       25,562                24,273
                                       ----------------------------------

  Inventories                               19,366                15,990
  Prepaid expenses and other
    current assets                             244                   412
  Deferred income taxes                        270                   270
                                       ----------------------------------
      Total current assets                  45,454                40,958

  Property, plant and equipment, net        90,101                91,607
  Other assets                                 869                 1,422
  Deferred income taxes                      4,630                 4,630
  Real estate held for sale                 12,753                12,753
                                       ----------------------------------
                                       $   153,807          $    151,370
                                       ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long
    -term debt                         $     1,500          $      1,500
  Note payable - bank                       15,103                     -
  Note payable - Parent                     19,000                     -
  Accounts payable - trade                  28,485                32,020
  Due to parent                              2,918                 2,035
  Accrued expenses                           6,415                 4,152
                                       ----------------------------------
      Total current liabilities             73,421                39,707
                                       ----------------------------------
  Note payable - bank                            -                13,264
  Long-term debt, less current
    installments                             5,250                 6,000
  Note payable - Parent                          -                17,000
  Stockholders' equity:
    Preferred stock, $.01 par value.
      Authorized 5,000,000 shares;
      none issued.                              --                    --
    Common stock, $.01 par value.
      Authorized 15,000,000 shares;
      issued and outstanding
      5,920,500 shares in 1997 and
      1996                                      59                    59
  Additional paid-in capital               134,070               134,070
  Accumulated deficit                      (58,993)              (58,730)
                                       ----------------------------------
      Total stockholders' equity            75,136                75,399
                                       ----------------------------------
  Commitments and contingencies
                                       ----------------------------------
                                       $   153,807          $    151,370
                                       ==================================

See accompanying notes to condensed consolidated financial statements.

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
Six-Month Periods Ended May 31, 1997
  and May 31, 1996

                                              1997                  1996
                                       ----------------------------------
Cash flows from operating activities:
  Net loss                             $      (263)         $     (9,563)
  Adjustments to reconcile net
  loss to net cash used
  in operating activities:
    Depreciation                             4,528                 3,943
    Provision for losses on trade
      receivables                              645                   145
    Equity in operations of
      investee                                 115                   188
    Changes in assets and liabilities:
      Increase in net receivables           (1,333)               (2,695)
      (Increase) Decrease
        in inventories                      (3,376)                  541
      Decrease in prepaid expenses
        and other current assets               168                   382
      (Increase) Decrease in
        other assets                          (163)                3,884
      (Decrease) Increase in accounts
        payable - trade                     (3,535)                3,436
      Increase (decrease) in due to
        parent and accrued expenses          3,146                (3,454)
                                       ----------------------------------
           Net cash used in
            operating activities               (68)               (3,193)
                                       ----------------------------------

Cash flows from investing activities:
  Capital expenditures                      (3,022)               (9,378)
                                       ----------------------------------
Cash flows from financing activities:
  Repayment of long-term debt                 (750)                   --
  Bank borrowings - net                      1,839                 1,628
  Borrowings from parent - net               2,000                11,000
                                       ----------------------------------
           Net cash provided by
             financing activities            3,089                12,628
                                       ----------------------------------
           Net (decrease) increase
             in cash and
             cash equivalents                   (1)                   57
                                       ----------------------------------
Cash and cash equivalents at beginning
  of period                                     13                    61
                                       ----------------------------------
Cash and cash equivalents at end of
  period                               $        12          $        118
                                       ==================================

See accompanying notes to condensed consolidated financial statements.


New Jersey Steel Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 1997 and November 30, 1996
(Dollars in thousands, except per share amounts)
(Unaudited)

(1)  Basis of Presentation

The unaudited condensed consolidated financial statements of New Jersey Steel Corporation and subsidiary (the Company), in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of such periods. The results of operations for the three- and six-month periods ended May 31, 1997 and May 31, 1996 are not necessarily indicative of the results to be expected for the entire year. The accompanying interim financial statements should be read in conjuntion with the Company's audited 1996 consolidated financial statements.

The Company's business is seasonal and is normally slower in the winter months with inventory build-up during this period.

(2)   Capital Stock

During the three- and six-month periods ended May 31, 1996, no stock options were granted or exercised.

During the six-month period ended May 31, 1997, in connection with an officer assuming the position of President and Chief Executive Officer of the Company, outstanding options held by such officer to purchase 65,000 shares of the Company's Common Stock at exercise price ranging from $8.00 to $14.00 per share were surrendered and exchanged for options to purchase 65,000 shares of the Common Stock at an exercise price of $5.00 per share, the fair market value on the date of grant. Of such options, options covering 15,000 shares vested immediately and the remaining options covering 50,000 shares vest in 20% increments on April 12th of each year beginning April 12, 1997 and continuing through April 12, 2001. Also in connection with his becoming President and Chief Executive Officer, such officer was granted additional options to purchase 50,000 shares of Common Stock at an exercise price of $5.00, the fair market value on the date of grant. Such options vest in 20% increments on February 24th of each year beginning February 24, 1998 and continuing through February 24, 2002. No stock options were exercised during the three- or six-month period ended May 31, 1997.

(3)   Inventories

Inventories consist of the following:


                                        May 31          Nov 30
                                          1997            1996
                                    ---------------------------
                                     (Unaudited)

             Finished goods         $    4,481           5,070
             Work-in-process             4,505           1,933
             Raw materials, spare
               parts and supplies       10,380           8,987
                                    ---------------------------
                                    $   19,366          15,990
                                    ===========================

(4)   Per Common Share Amounts

Per common share amounts are based on the weighted average number of shares of shares of common stock outstanding during each period. The effect of stock options for the three- and six-month periods ended May 31, 1997 and May 31, 1996 were not material.

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

On July 9, 1997, the bank agreed to a permanent increase in the maximum amount available under its credit facility from $20,000 to $27,500. The increase in availability continues to the maturity date of May 1, 1998. The loan agreement also amended certain financial convenants.

Borrowings under the credit facility and term loan are secured by virtually all of the Company's assets. Total bank interest paid for the three- and six-month periods ended May 31, 1997 was $638 and $1,213, respectively. Total interest expense was $1,163 and $2,286 for the three- and six-month periods ended May 31, 1997.

(6)   Commitments and Contingencies

In September 1994, the New Jersey Department of Environmental Protection (NJDEP) issued a "Permit to Construct, Install or Alter Control Apparatus or Equipment" a "Temporary Certificate to Operate" and a "Prevention of Significant Deterioration Permit" (the NJDEP Permit). The NJDEP Permit authorized the Company to install the Consteel Process at the Sayreville Mill, including a Continuous Emissions Monitoring System (CEMS) equipment and directed that there be a stack test. The CEMS equipment was started in April 1995 and the stack test was conducted in February 1996 with the results submitted to the NJDEP in March 1996. The CEMS data and stack test results indicated that certain emissions exceed the levels contained in the permit.
In conjunction with the submission of these results, the Company applied for a modification of its permit to reflect actual operations. Until such time as a new permit is issued, there is a question as to whether the Company is in violation of the NJDEP permit and, as a consequence, subject to fines and penalties, the amounts of which are subject to the discretion of the NJDEP. The application process for the new permit is proceeding. The Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations.

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

The Company and Von Roll are defendants in an action entitled GARY LUTIN v. NEW JERSEY STEEL CORPORATION, VON ROLL LTD. a/k/a VON ROLL AG, et al.
The action was originally commenced in a West Virginia state court in 1991. The plaintiff has alleged that the defendants conspired to destroy the business of Advanced Mining Systems, Inc., a company which manufactured roof support systems for underground coal mines. In 1995, the same plaintiff filed a second action in the same court against the same parties under the Federal RICO statutes. The plaintiff seeks unspecified damages in both actions which he claims to be in excess of $50,000.

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

On April 29, 1997, Mr. Lutin filed another action entitled Gary Lutin v. Von Roll A.G. a/k/a Von Roll Ltd., New Jersey Steel Corporation, Jacobs Persinger & Parker, I. Michael Bayda, Walter H. Beebe, Heinz Frech, Gary A. Giovannetti, Hans Georg Hahnloser, Thomas W. Jackson, Harvey L. Karp, Robert LeBuhn, Kenneth J. Leonard, Robert J. Pasquarelli, Paul Roik, Hans G. Trosch, and Unknown Parties 1-10, in the Supreme Court of the State of New York, County of New York (Index No. 97-107731). This action is against the same parties as are in the actions referred to above and added as parties the attorneys representing the Company in those actions. Mr. Lutin's latest action asserts essentially the same claims as are made in his two federal actions and the counterclaims made in the state action and seeks damages in excess of $50,000. A motion to dismiss this action is pending.

The Company has been advised by its counsel that, based on the information available to it, the claims of Mr. Lutin in these matters are without merit.

In 1995, Egyptian Metals Company ("EMC") commenced a lawsuit againt the Company in the United States District Court for the District of New Jersey (Case No. CIV. 95 823 (DRD)) seeking damages in the amount of $5,050 for steel purchased through certain steel brokers which EMC asserts was of inferior quality. Upon conclusion of the trial in March 1997, the court dismissed EMC's complaint and entered a judgement in favor of the Company and against EMC. EMC has filed an appeal from the court's decision.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-Month Periods Ended May 31, 1997 and May 31, 1996

A summary of the period-to-period changes in the "Condensed Consolidated Statements of Operations" for the three-month periods ended May 31, 1997 and May 31, 1996 is shown below (dollars in thousands):

                                                          Percent of Net Sales
                         -------------------------------  --------------------
                             1997       1996  Inc. (Dec)        1997     1996
                         -------------------------------  --------------------
Net sales                $ 51,567     40,996     10,571        100.0    100.0

Gross profit (loss)         6,174       (423)     6,597         11.9     (1.0)

Selling, general
 and administrative
 expenses                   2,080      2,182       (102)         4.0      5.3

Other (expense)            (1,288)      (239)     1,049         (2.5)    (0.6)

Earnings (loss)
 before provision
 for income taxes
 and equity in
 operations of
 investee                   2,806     (2,844)     5,650          5.4     (6.9)

Provision for
 income taxes                  --         --         --           --       --

Earnings (loss)
 before equity
 in operations
 of investee                2,806     (2,844)     5,650          5.4     (6.9)

Equity in
 operations of
 investee                     (70)       (98)       (28)        (0.1)    (0.2)
                         -------------------------------   --------------------
Net earnings (loss)      $  2,736     (2,942)     5,678          5.3     (7.1)
                         ===============================   ====================

MANAGEMENT'S DISCUSSION AND ANALYSIS
Three months ended May 31, 1997 compared to the three months ended May 31,
1996

Net sales for the second quarter 1997 increased 26% to $51,567,000 from $40,996,000 in the second quarter of 1996 primarily on the strength of higher shipping and pricing levels. Total shipments in the second quarter of 1997 increased 20% to 176,000 tons from 147,000 tons in the second quarter of 1996 and were 51% higher than 1997 first quarter shipments of 117,000 tons reflecting stronger rebar demand and higher billet shipments. Continued strong shipments of products to the Northeast home market allowed average finished goods selling prices to rise to $308 per ton in the second quarter of fiscal 1997 as compared to $287 per ton for the second fiscal quarter of 1996.

The combination of higher rebar selling prices and shipments had a positive impact on gross profit margins for the second quarter of 1997 as compared to 1996. Gross profit increased $6,597,000 to $6,174,000 for the quarter ended May 31, 1997 as compared to a gross loss of $423,000 for the second quarter of fiscal 1996. Conversion costs in both the Melt Shop and Rolling Mill decreased almost 12% for the second quarter of fiscal 1997 as compared to the 1996 fiscal second quarter. Higher productivity, production and the cost savings program contributed to this cost improvement. Scrap prices increased during the second quarter of fiscal 1997 and were higher as compared to the first quarter of fiscal 1997, but were lower than the comparable second quarter of fiscal 1996. Scrap prices for the second quarter of 1997 were $106 per ton as compared to $113 per ton for 1996.

Selling, general and administrative expense for the second quarter of 1997 decreased $102,000 to $2,080,000 from $2,182,000 for the comparable 1996 period primarily as a result of reduced legal expenses. Other expense for the second quarter of 1997 increased $1,049,000 to $1,288,000 from $239,000 for the comparable 1996 period, primarily due to an increase in net interest expense.

New Jersey Steel's share of equity in the operations of an investee contributed a $70,000 loss to the Company for the quarter ended May 31, 1997 as compared to a $98,000 loss for the quarter ended May 31, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Six-Month Periods Ended May 31, 1997 and May 31, 1996

A summary of the period-to-period changes in the "Condensed Consolidated Statements of Operations" for the six-month periods ended May 31, 1997 and May 31, 1996 is shown below (dollars in thousands):

                                                          Percent of Net Sales
                         -------------------------------  --------------------
                             1997       1996  Inc. (Dec)        1997     1996
                         -------------------------------  --------------------
Net sales                $ 84,853     67,651     17,202        100.0    100.0

Gross profit (loss)         6,854     (4,757)    11,611          8.1     (7.0)

Selling, general
 and administrative
 expenses                   4,626      4,261        365          5.5      6.3

Other (expense)            (2,376)      (357)     2,019         (2.8)    (0.5)

Loss before provision
 for income taxes and
 equity in operations
 of investee                 (148)    (9,375)    (9,227)        (0.2)   (13.8)

Provision for
 income taxes                  --         --         --           --       --

Loss before equity
 in operations of
 investee                    (148)    (9,375)    (9,227)        (0.2)   (13.8)

Equity in
 operations of
 investee                    (115)      (188)       (73)        (0.1)    (0.3)
                         -------------------------------   --------------------
Net (loss)               $   (263)    (9,563)    (9,300)        (0.3)   (14.1)
                         ===============================   ====================

MANAGEMENT'S DISCUSSION AND ANALYSIS
Six months ended May 31, 1997 compared to the six months ended May 31, 1996.

Net sales for the six-month period ended May 31, 1997 increased 25% to $84,853,000 from $67,651,000 in the six-month period ended May 31, 1996.

Shipments for the six-months period ended May 31, 1997 increased 19% to 293,000 tons reflecting stronger rebar demand and higher billet shipments from 246,000 tons for the six-month period ended May 31, 1996.

Continued strong demand after the mild winter from the Northeast home market and our ability to satisfy this demand by prompt shipments allowed average finished goods selling prices to increase to $305 per ton in the six-month period ended May 31, 1997 as compared to $281 per ton for the same period of the previous year.

The Company reported a gross profit of $6,854,000 for the six-month period ended May 31, 1997 as compared to a gross loss of $4,757,000 for the comparable 1996 period. The increase of the gross margin by $11,611,000 is mainly due to the above explained higher shipments and selling prices and lower conversion costs in both the Melt Shop and Rolling Mill as a direct consequence of higher production and the rigorous cost savings program. A further contribution to the increased gross margin stems from lower scrap prices. In the six-month period ended May 31, 1997, scrap prices were $104 per ton as compared to an average price of $113 for the same period of 1996.

Selling, general and administrative expenses for the six-months ended May 31, 1997 increased $365,000 to $4,626,000 from $4,261,000 for the comparable
1996 period primarily as a result of severance obligations.

Other expense increased $2,019,000 to $2,376,000 for the first half of 1997 from $357,000 for the comparable 1996 period due to higher interest expense.

The Company's share of equity in operations of investee contributed a loss of $115,000 for the six months ended May 31, 1997 showing an improvement of $73,000 as compared to the loss of $188,000 for the first half of 1996.

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

On July 9, 1997, the bank agreed to a permanent increase in the maximum amount available under its credit facility from $20,000 to $27,500. The increase in availability continues to the maturity date of May 1, 1998. The loan agreement also amended certain financial covenants.

Von Roll has also guaranteed the Company's payment obligations under the Company's scrap brokerage and service agreements. The guaranty is for a maximum of $5,000,000 and will expire 30 days after the termination of the scrap brokerage and service agreements.

The six months ended May 31, 1997 reflects a decrease in working capital as compared to November 30, 1996. This is primarily the result of reclassifying the Company's note payable to its bank and parent as current.

Net cash used in operating activities was $68,000 for the six-month period ended May 31, 1997 as compared to $3,193,000 of net cash used during the comparable period of 1996. Net capital expenditures for the six-months ended May 31, 1997 of $3,022,000 declined $6,356,000 from $9,378,000 for the corresponding period of 1996, due to the completion of the major investment program in the course of the prior year, primarily due to near completion of its modernization program. The Company anticipates to incur capital expenditures of $6.8 million in fiscal 1997 primarily for cost reduction projects identified during the course of an ongoing review of melt shop operations by technical consultants. The Company believes cash flows generated by future operations and its credit facility will be adequate to fund day-to-day operations and anticipated capital expenditures for the balance of the fiscal year.

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

10(o)  -  Employment Agreement dated as of February 24, 1997 between Gary
          A. Giovannetti and the Company -- Incorporated by reference to
          Exhibit 10(o) of the Company's Quarterly Report on Form 10-Q for the period ended February 28, 1997 (File No. 0-15838).

27     -  Financial Data Schedule



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NEW JERSEY STEEL CORPORATION
                                        Registrant



Dated: July 15, 1997                    /s/ Gary A. Giovannetti
                                        ------------------------------------
                                        Gary A. Giovannetti
                                        President

                                        /s/ Alexander Prelat
                                        ------------------------------------
                                        Alexander Prelat
                                        Vice President, Finance and Treasurer
                                        (Principal Financial and Accounting
                                        Officer)