Form 10-Q
period 1997-08-31
NEW JERSEY STEEL CORP
filed 1997-10-14
CIK 812310

SECURITIES AND EXCHANGE COMMISSION
Washington DC

FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended August 31, 1997

    or

[ ] Transaction report pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934
    For the transition period from                    to
                                   ------------------    -----------------

Commission File Number 0-15838

                        NEW JERSEY STEEL CORPORATION
-----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


  DELAWARE                                                       22-2137967
-----------------------------------------------------------------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                             Identification No)

NORTH CROSSMAN ROAD, SAYREVILLE, NEW JERSEY                      08871
-----------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, include area code: (732) 721-6600

                                Not applicable
-----------------------------------------------------------------------------
(Former name, former address anmd former fical year, if changes since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 X   Yes       No
                               -----     -----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                     Yes       No
                               -----     -----

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 31, 1997.

$0.01 Par Value Common Stock                                    5,920,500
-----------------------------------------------------------------------------
(Title of Class)                               (Number of Shares Outstanding)

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Operations
Three-Month Periods Ended August 31, 1997 and 1996
(In thousands, except per share data)

                                           Three-Months         Nine-Months
                                          ended August 31     ended August 31
                                          1997       1996       1997     1996
                                       --------------------------------------
                                          (Unaudited)
Net sales                              $49,853    $39,600   $130,145 $102,873
Net sales - affiliates                   1,785      1,060      6,346    5,438
Cost of sales                           45,561     40,109    123,560  112,517
                                       --------------------------------------
    Gross profit (loss)                  6,077        551     12,931   (4,206)

Selling, general and
  administrative expenses                2,476      1,796      7,102    6,057
                                       --------------------------------------
    Operating income (loss)              3,601     (1,245)     5,829  (10,263)

Other income (expense):
  Interest, net                           (987)      (441)    (3,273)    (897)
  Rental income                             33         44         93      139
  Other (expense) income                  (225)        --       (375)       4
                                       --------------------------------------

    Earnings (loss) before provision
    for income taxes and equity in
    operations of investee               2,422     (1,642)     2,274  (11,017)

Provision for income taxes                 760         --        760       --
                                       --------------------------------------
    Earnings (loss) before equity in
    operations of investee               1,662     (1,642)     1,514  (11,017)

Equity in operations of investee          (205)       (81)      (320)    (269)
                                       --------------------------------------
    Net earnings (loss)                $ 1,457   ($ 1,723)   $ 1,194 ($11,286)
                                       ======================================
Net earnings (loss) per common share     $0.25     ($0.29)     $0.20   ($1.91)
                                       ======================================
Weighted average number of shares
  outstanding                            5,921      5,921      5,921    5,921
                                       ======================================

See accompanying notes to condensed consolidated financial statements.


NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

                                         August 31           November 30
                                              1997                  1996
                                       ----------------------------------
ASSETS

Current assets:
  Cash and cash equivalents            $        35          $         13
  Receivables:
    Trade, net                              22,849                21,273
  Trade - affiliates                           960                 2,458
  Other                                         --                   542
                                       ----------------------------------
      Net receivables                       23,809                24,273
                                       ----------------------------------

  Inventories                               21,077                15,990
  Prepaid expenses and other
    current assets                             661                   412
  Deferred income taxes                        270                   270
                                       ----------------------------------
      Total current assets                  45,852                40,958

  Property, plant and equipment, net        88,752                91,607
  Other assets                                 644                 1,422
  Deferred income taxes                      3,870                 4,630
  Real estate held for sale                 12,753                12,753
                                       ----------------------------------
                                       $   151,871          $    151,370
                                       ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long
    -term debt                         $     1,500          $      1,500
  Note payable - bank                       11,906                     -
  Note payable - Parent                     19,000                     -
  Accounts payable - trade                  29,861                32,020
  Due to parent                                740                 2,035
  Accrued expenses                           7,396                 4,152
                                       ----------------------------------
      Total current liabilities             70,403                39,707
                                       ----------------------------------
  Note payable - bank                            -                13,264
  Long-term debt, less current
    installments                             4,875                 6,000
  Note payable - Parent                          -                17,000
  Stockholders' equity:
    Preferred stock, $.01 par value.
      Authorized 5,000,000 shares;
      none issued.                              --                    --
    Common stock, $.01 par value.
      Authorized 15,000,000 shares;
      issued and outstanding
      5,920,500 shares in 1997 and
      1996                                      59                    59
  Additional paid-in capital               134,070               134,070
  Accumulated deficit                      (57,536)              (58,730)
                                       ----------------------------------
      Total stockholders' equity            76,593                75,399
                                       ----------------------------------
  Commitments and contingencies
                                       ----------------------------------
                                       $   151,871          $    151,370
                                       ==================================

See accompanying notes to condensed consolidated financial statements.

NEW JERSEY STEEL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
Nine-Month Periods Ended August 31, 1997
  and August 31, 1996

                                              1997                  1996
                                       ----------------------------------
Cash flows from operating activities:
  Net earnings (loss)                  $     1,194         $     (11,286)
  Adjustments to reconcile net
  earnings (loss) to net cash provided
  by (used in) operating activities:
    Depreciation                             6,791                 5,914
    Provision for losses on trade
      receivables                              907                   204
    Equity in operations of
      investee                                 320                   269
    Changes in assets and liabilities:
      Decrease(Increase) in net
       receivables                              80                (3,218)
      Increase in inventories               (5,087)                 (552)
      Increase in prepaid expenses and
       other current assets                   (249)                  (77)
      Decrease in deferred tax assets          760                    --
      (Increase) Decrease in
        other assets                           (65)                4,317
      (Decrease) Increase in accounts
        payable - trade                     (2,159)                5,439
      Increase (decrease) in due to
        parent and accrued expenses          1,949                (2,528)
                                       ----------------------------------
           Net cash provided by
            (used in) operating
            activities                       4,441                (1,518)
                                       ----------------------------------

Cash flows from investing activities:
  Capital expenditures                      (3,936)              (15,260)
                                       ----------------------------------
Cash flows from financing activities:
  Repayment of long-term debt               (1,125)                   --
  Bank borrowings - net                     (1,358)                1,729
  Borrowings from parent - net               2,000                15,000
                                       ----------------------------------
           Net cash (used in) provided
            by financing activities           (483)               16,729
                                       ----------------------------------
           Net increase (decrease)
             in cash and
             cash equivalents                   22                   (49)
                                       ----------------------------------
Cash and cash equivalents at beginning
  of period                                     13                    61
                                       ----------------------------------
Cash and cash equivalents at end of
  period                               $        35          $         12
                                       ==================================

See accompanying notes to condensed consolidated financial statements.


New Jersey Steel Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 1997 and November 30, 1996
(Dollars in thousands, except per share amounts)
(Unaudited)

(1)      Basis of Presentation

The unaudited condensed consolidated fianncial statements of New Jersey Steel Corporation and subsidiary (the Company), in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of such periods. The results of operations for the three- and nine-month periods ended August 31, 1997 and August 31, 1996 are not necessarily indicative of the results to be expected for the entire year. The accompanying interim financial statements should be read in conjunction with the Company's audited 1996 consolidated financial statements.

The Company's business is seasonal and is normally slower in the winter months with inventory build-up during this period.

(2)      Capital Stock

During the three- and nine- month periods ended August 31, 1996, no stock options were granted or exercised.

During the nine-month period ended August 31, 1997, in connection with an officer assuming the position of President and Chief Executive Officer of the Company, outstanding options held by such officer to purchase 65,000 shares of the Company's Common Stock at exercise price ranging from $8.00 to $14.00 per share were surrendered and exchanged for options to purchase 65,000 shares of the Common Stock at an exercise price of $5.00 per share, the fair market value on the date of grant. Of such options, options covering 15,000 shares vested immediately and the remaining options covering 50,000 shares vest in 20% increments on April 12th of each year beginning April 12, 1997 and continuing through April 12, 2001. Also in connection with his becoming President and Chief Executive Officer, such officer was granted additional options to purchase 50,000 shares of Common Stock at an exercise price of $5.00, the fair market value on the date of grant. Such options vest in 20% increments on February 24th of each year beginning February 24, 1998 and continuing through February 24, 2002. No stock options were exercised during the three- or nine-month period ended August 31, 1997.

(3)      Inventories

Inventories consist of the following:

                                     August 31          Nov 30
                                          1997            1996
                                    ---------------------------
                                     (Unaudited)
             Finished goods         $    6,756           5,070
             Work-in-process             3,025           1,933
             Raw materials, spare
               parts and supplies       11,296           8,987
                                    ---------------------------
                                    $   21,077          15,990
                                    ===========================

(4)   Per Common Share Amounts

Per common share amounts are based on the weighted average number of shares of shares of common stock outstanding during each period. The effect of stock options for the three- and nine-month periods ended August 31, 1997 and August 31, 1996 were not material.

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

Von Roll has also guaranteed the Company's payment obligations under the Company's scrap brokerage and service agreements. The guaranty is for a maximum of $5,000,000 and will expire after the termination of the scrap brokerage and service agreements.

Borrowings under the credit facility and term loan are secured by virtually all of the Company's assets. Total bank interest paid for the three- and nine-month periods ended August 31, 1997 was $523 and $1,736, respectively. Total interest expense was $987 and $3,273 for the three- and nine-month periods ended August 31, 1997.

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

The Company and Von Roll are defendants in an action entitled GARY LUTIN v. NEW JERSEY STEEL CORPORATION, VON ROLL LTD. a/k/a VON ROLL AG, et al., pending in the United States District Court of the Southern District of New York (Case No. 93 CIV 6612). The action was originally commenced in a West Virginia state court in 1991. The plaintiff has alleged that the defendants conspired to destroy the business of Advanced Mining Systems, Inc., a company which manufactured roof support systems for underground coal mines. In 1995, the same plaintiff filed a second action in the same court against the same parties under the Federal RICO statutes. The plaintiff seeks unspecified damages in both actions which he claims to be in excess of $50,000.

In October 1996, the court rendered a decision dismissing the complaints in the two actions. The RICO claims were dismissed with prejudice. The claims for tortious conspiracy were dismissed without prejudice to the plaintiff's right to replead. Plaintiff filed an amended complaint in the first action which the Company has moved to dismiss. Plaintiff also filed an appeal from the court's decision dismissing his RICO claims. In August 1997, the United States Court of Appeals for the Second Circuit affirmed the lower court's decision dismissing plaintiff's RICO claim.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-Month Periods Ended August 31, 1997 and August 31, 1996

A summary of the period-to-period changes in the "Condensed Consolidated Statements of Operations" for the three-month periods ended August 31, 1997 and August 31, 1996 is shown below (dollars in thousands):

                                                          Percent of Net Sales
                         -------------------------------  --------------------
                             1997       1996  Inc. (Dec)        1997     1996
                         -------------------------------  --------------------
Net sales                $ 51,638     40,660     10,978        100.0    100.0

Gross profit                6,077        551      5,526         11.8      1.4

Selling, general
 and administrative
 expenses                   2,476      1,796        680          4.8      4.4

Other (expense)            (1,179)      (397)       782         (2.3)    (1.0)

Earnings (loss)
 before provision
 for income taxes
 and equity in
 operations of
 investee                   2,422     (1,642)     4,064          4.7     (4.0)

Provision for
 income taxes                 760         --        760          1.5       --

Earnings (loss)
 before equity
 in operations
 of investee                1,662     (1,642)     3,304          3.2     (4.0)

Equity in
 operations of
 investee                    (205)       (81)      (124)        (0.4)    (0.2)
                         -------------------------------   --------------------
Net earnings (loss)      $  1,457     (1,723)     3,180          2.8     (4.2)
                         ===============================   ====================

MANAGEMENT'S DISCUSSION AND ANALYSIS
Three-Months Ended August 31, 1997

Net sales for the third fiscal quarter of 1997 increased 27% to $51,638,000 from $40,660,000 in the third quarter of 1996 primarily on the strength of higher shipment and pricing levels. Total shipments including billets, in the third quarter of 1997 increased 27% to 176,000 tons from 139,000 tons in the third quarter of 1996, primarily due to a stronger demand for epoxy-coated rebar and the high availability of billets, resulting from the productivity of our melt shop. Continued strong shipments of products to the Northeast home market allowed average finished goods selling prices to rise to $325 per ton in the third quarter of fiscal 1997 as compared to $301 per ton in the corresponding quarter of 1996.

Gross profit in the third quarter of 1997 increased $5,526,000 to $6,077,000 from $551,000 in the third quarter of 1996. This improvement is the result of higher rebar selling prices and shipments and a lower per unit production cost. The combined conversion costs in both the Melt Shop and the Rolling Mill decreased 13% for the third fiscal quarter of 1997 as compared to the same quarter of 1996. Higher productivity, production and the continued emphasis on the cost savings program contributed to this cost improvement. Scrap prices for the third quarter of 1997 were relatively flat increasing to $114 per ton as compared to $113 per ton for the third quarter last year.

Selling, general and administrative for the third fiscal quarter 1997 increased $680,000 to $2,476,000 from $1,796,000 for the comparable 1996 period primarily the result of severance obligations and higher legal and professional fees to comply with environmental matters. The increase of other expenses by $782,000 to $1,179,000 for the third quarter 1997 versus the same period of 1996 is mainly due to higher interest expense.

The Company's provision for income taxes of $760,000 in the fiscal third quarter of 1997 reflects an effective rate of 34% as compared to the fiscal third quarter of 1996 where no provision was recorded loss.

New Jersey Steel's share in the operations of an investee contributed a $205,000 loss to the Company for the quarter ended August 31, 1997 as compared to a loss of $81,000 for the same period of 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Nine-Month Periods Ended August 31, 1997 and August 31, 1996

A summary of the period-to-period changes in the "Condensed Consolidated Statements of Operations" for the nine-month periods ended August 31, 1997 and August 31, 1996 is shown below (dollars in thousands):

                                                          Percent of Net Sales
                         -------------------------------  --------------------
                             1997       1996  Inc. (Dec)        1997     1996
                         -------------------------------  --------------------
Net sales                $136,491    108,311     28,180        100.0    100.0

Gross profit (loss)        12,931     (4,206)    17,137          9.5     (3.9)

Selling, general
 and administrative
 expenses                   7,102      6,057      1,045          5.2      5.6

Other (expense)            (3,555)      (754)     2,801         (2.6)    (0.7)

Earnings (loss) before
 provision for income
 taxes and equity in
 operations of investee     2,274    (11,017)    13,291          1.7    (10.2)

Provision for
 income taxes                 760         --        760          0.6       --

Earnings (loss) before
 equity in operations of
 investee                   1,514    (11,017)    12,531          1.1    (10.2)

Equity in
 operations of
 investee                    (320)      (269)        51         (0.2)    (0.2)
                         -------------------------------   --------------------
Net Earnings (loss)      $  1,194    (11,286)    12,480          0.9    (10.4)
                         ===============================   ====================

MANAGEMENT'S DISCUSSION AND ANALYSIS
Nine-Months ended August 31, 1997

Net sales for the nine-month period ended August 31, 1997 increased 26% to $136,491,000 from $108,311,000 for the nine-month period ended August 31, 1996. Total shipments, including billets, for the nine-month period ended August 1997 rose 22% to 469,000 tons compared to 386,000 tons for the comparable nine-month period of 1996. Continued strong shipments of products to the Northeast home market allowed average finished goods selling prices to rise to $312 per ton in the nine-month period of 1997 as compared to $288 for the same period of 1996.

The Company reported a gross profit of $12,931,000 for the nine-month period ended August 31, 1997 as compared to a gross loss of $4,206,000 for the comparable 1996 period. This substantial improvement in the gross profit of $17,137,000 is primarily due to higher shipments and selling prices as well as a decrease of 10% in conversion costs in both the melt shop and rolling mill for the nine-month period ended August 31, 1997. In addition to the higher productivity and the cost savings realized through well-defined cost improvement programs, the gross margin was favorably impacted by an average scrap price of $108 per ton as compared to $113 per ton for the same period in 1996.

Selling, general and administrative expenses for the nine-months ended August 31, 1997 increased $1,045,000 to $7,102,000 from $6,057,000 for the comparable period of 1996 primarily as a result of severance obligations and higher legal and professional fees to comply with environmental matters.

Other expense increased $2,801,000 to $3,555,000 for the nine-month period ended August 31, 1997 from $754,000 for the comparable 1996 period primarily due to higher interest expense.

The Company's provision for income taxes of $760,000 in the fiscal third quarter of 1997 reflects an effective rate of 34% as compared to the fiscal third quarter of 1996 where no provision was recorded loss.

The Company's share of equity in operations of investee contributed a loss of $320,000 for the nine-month period ended August 31, 1997 as compared to a loss of $269,000 for the same period of 1996.

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

On July 9, 1997, the bank agreed to a permanent increase in the maximum amount available under its credit facility from $20,000,000 to $27,500,000. The increase in availability continues to the maturity date of May 1, 1998. The loan agreement also amended certain financial convenants.

Von Roll has also guaranteed the Company's payment obligations under the Company's scrap brokerage and service agreements. The guaranty is for a maximum of $5,000,000 and will expire 30 days after the termination of the scrap brokerage and service agreements.

The nine-months ended August 31, 1997 reflects a decrease in working capital as compared to November 30, 1996. This is primarily the result of reclassifying the the Company's note payable to its bank and parent as current.

Net cash provided by operating activities was $4,441,000 for the nine-month period ended August 31, 1997 as compared to $1,518,000 of net cash used during the comparable period of 1996. Net capital expenditures for the nine months ended August 31, 1997 of $3,936,000 declined $11,324,000 from $15,260,000 for the corresponding period of 1996, due to the completion of the major investment program in the course of the prior year, primarily due to the near completion of its modernization program.

The Company anticipates to incur capital expenditures of $6.0 million in fiscal 1997 primarily for cost reduction projects identified during the course of an ongoing review of melt shop operations by technical consultants. The Company believes cash flows generated by future operations and its credit facility will be adequate to fund day-to-day operations and anticipated capital expenditures for the balance of the fiscal year.

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

On September 10, 1997, the Company divested its minority interest in Excel Mining Systems, and on September 18, 1997, the Company completed the sale of property of its former fabrication facility located in Bowie, Maryland.
The impact of the combined sales will be minimal on the operations of the Company.

PART II.      Other Information

Item 1.      Legal Proceedings

See "Note 6 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements" for a description of legal proceedings involving the Company.

Item 4.      Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders of the Company was held on June
    17, 1997.

(b) Not applicable.

(c) To consider and take action on the election of five directors.
                                    NUMBER OF VOTES
                                                   AGAINST OR
    NOMINEES                  FOR              WITHHOLD AUTHORITY
    Walter H. Beebe           5,593,294              121,608
    Gary A. Giovannetti       5,685,777               29,125
    H. Georg Hahnloser        5,593,694              121,208
    Robert LeBuhn             5,594,527              120,375
    Hans G. Trosch            5,542,387              172,515

(d) Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

3(a)   -  Restated Certificate of Incorporation as amended - Incorporated by reference to Exhibit 3(a) of the Company's Registration Statement on Form S-1 (No. 33-13298).

3(b)   -  By-laws as amdended - Incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended November 30, 1993 (File No. 0-15838).

4(a)   -  Form of Certificate for shares of Common Stock of the Company -
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

10(m)  -  Second Amendment of Revolving Loan and Security Agreement dated
          July 9, 1997 between the Company and PNC Bank - Filed herewith.

10(n)  -  Employment Agreement dated as of September 9, 1996 between the
          Company and Louis F. Hagan - Incorporated by reference to Exhibit 10(n) of the Company's Annual Report on Form 10-K for the period ended November 30, 1996 (File No. 0-15838).

10(o)  -  Form of Employment Agreement entered into between Gary A.
          Giovannetti and the Company effective upon a "change in control". - Incorporated by reference to Exhibit 10(o) of the Company's Annual Report on Form 10-K for the period ended November 30, 1996 (File No. 0-15838).

10(p)  -  Employment Agreement dated as of February 24, 1997 between Gary
          A. Giovannetti and the Company -- Incorporated by reference to
          Exhibit 10(o) of the Company's Quarterly Report on Form 10-Q for the period ended February 28, 1997 (File No. 0-15838).

27     -  Financial Data Schedule



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NEW JERSEY STEEL CORPORATION
                                        Registrant



Dated: October 9, 1997                  /s/ Gary A. Giovannetti
                                        ------------------------------------
                                        Gary A. Giovannetti
                                        President

                                        /s/ Alexander Prelat
                                        ------------------------------------
                                        Alexander Prelat
                                        Vice President, Finance and Treasurer
                                        (Principal Financial and Accounting
                                        Officer)
-----------------------------------------------------------------------------
Exhibit 10(m)


SECOND AMENDMENT TO AMENDED AND RESTATED LOAN AND SECURITY AGREEMENT

THIS SECOND AMENDMENT (this "Amendment") made this 9th day of July, 1997 to the Amended and Restated Loan and Security Agreement dated as of June 6, 1996 between NEW JERSEY STEEL CORPORATION, a corporation organized under the laws of the State of Delaware (hereinafter referred to as "Borrower"), having its principal place of business at North Crossman Road, Sayreville, New Jersey 08872 and PNC Bank, National Association, successor by merger to Midlantic Bank, NA (hereinafter referred to as "Lender"), a banking association organized and existing under the laws of the United States of America, having offices at 2 Tower Center Boulevard, East Brunswick, New Jersey 08816.

WITNESSETH:

WHEREAS, Lender and Borrower have previously entered into a commercial lending relationship in accordance with the terms and conditions of an Amended and Restated Loan and Security Agreement dated as of June 6, 1996, as such has been amended and/or supplemented by a First Amendment dated February 27, 1997, the ("Loan Agreement"), pursuant to which Lender has advanced funds to the Borrower on a secured basis and Borrower has agreed to repay same; and

WHEREAS, Lender and Borrower seek to amend some of the terms and conditions of their amendments to the Loan Agreement by this writing,

NOW THEREFORE, in consideration of the mutual covenants herein contained and other good and valuable consideration, the parties agree as follows:

1. Subsection 2A.1(b) of the Loan Agreement is hereby deleted in its entirety and replaced by the following new Subsection 2A.1(b):

     (b) Definition of Revolving Loan Limit. Borrower's Revolving Loan Limit shall be the lesser fo Twenty-seven Million Five Hundred Thousand Dollars ($27,500,000.00) ("Committed Cap") or the sum of the following:

          (i) 85% of the face amount of Qualified Accounts, not including Excel Qualified Accounts, (less reserves determined by Lender for advertising allowances, warranty claims and other contingencies), which percentage Lender may increase or decrease from time to time as Lender in its sole and absolute discretion may determine based on credit or collateral considerations; plus

          (ii) the lesser of (A) 50% of the face amount of Excel Qualified Accounts (less the reserves determined by Lender for advertising allowances, warranty claims and other contingencies), or (B) Two Million Five Hundred Thousand Dollars ($2,500,000.00) which percentage or amount Lender may increase or decrease from time to time as Lender in its sole and absolute discretion may determine based on credit or collateral considerations; plus

          (iii) the lesser of (A) 60% of the Net Value of Qualified Inventory or (B) Ten Million Dollars ($10,000,000.00) which percentage or amount Lender may increase or decrease from time to time as Lender in its sole and absolute discretion may determine based on credit or collateral considerations.

          Lender shall have the right to increase or decrease the Revolving Loan Limit from time to time based on credit or collateral considerations. The Revolving Loan Limit shall be subject to the limitation stated in Section 11.3 in the event of notice of termination of this Agreement.

2. Subsection 6.18 Working Capital of the Loan Agreement is hereby deleted in its entirety.

3. Subsection 6.21 Cash Coverage Ratio of the Loan Agreement is hereby deleted in its entirety and replaced by the following new Subsection:

     6.21 Cash Coverage Ratio. Cause or permit Borrower's Cash Coverage Ratio to be less that 3.0 as at May 31, 1997 and each fiscal quarter-end thereafter. The term Cash Coverage Ratio means the ratio of (i) (A) Borrower's net income plus depreciation for the fiscal quarter, minus (B) capitalized interest and unfinanced capital expenditures for such fiscal quarter, to (ii) Borrower's debt service requirement for such fiscal quarter, all as determined in accordance with generally accepted accounting principles, applied on a consistent basis. Regular payments on the Revoving Loan and the Von Roll Loan and mandatory prepayments from the permitted sale of assets shall not, for purposes of this Section 6.21, be deemed part of "Borrower's debt service requirement."

4. Second Restated Secured Revolving Loan Note. Contemporaneously with the execution of this Amendment, Borrower shall execute and deliver to Lender a Second Restated Secured Revolving Loan Note in the principal sum of $27,500,000.00, which is intended as a modification and amendment to and substitution for, but not in satisfaction of, the Restated Secured Revolving Loan Note dated June 6, 1996 and referenced in the Loan Agreement. Henceforth, any reference to the "Revolving Note" in the Loan Agreement shall be deemed to refer to the Second Restated Secured Revolving Loan Note, as the same may be renewed, extended, modified, amended or substituted.

5. Inconsistency. This Amendement is deemed incorporated into the Loan Agreement. To the extent that any terms or provision of this Amendment is or may be deemed expressly inconsistent with any term or provision in the Loan Agreement, the terms and provisions hereof shall control.

6. Ratification of Agreement. The Borrower hereby represents and warrants that (a) all of its representations and warranties in the Loan Agreement are true and correct, (b) no default or Event of Default exists under the Loan Agreement, and (c) this Amendment has been duly authorized, executed and delivered and constitutes its legal, valid and binding obligation, enforceable in accordance with its terms.

7. Confirmation of Collateral. The Borrower hereby confirms that any collateral for the Obligations, including but not limited to liens, security interest, mortgages, and pledges granted by the Borrower or third parties (if applicable), shall continue unimpaired and in full force and effect.

8. Counterparts. This Amendment may be signed in any number of counterpart copies and by the parties hereto on separate counterparts, but all such copies shall constitute one and the same instrument.

9. Successors and Assigns. This Amendment will be binding upon and inure to the benefit of the Borrower and the Lender and their respective heirs, executors, administrators, successors and assigns.

10. Amendment. Except as amended hereby, the terms and provisions of the Loan Agreement remain unchanged and in full force and effect. Except as expressly provided herein, this Amendment shall not constitute an amendment, waiver, consent or release with respect to any provision of the Loan Agreement, a waiver of any default or Event of Default thereunder, or a waiver or release of any of the Lender's rights and remedies (all of which are hereby reserved). The Borrower expressly ratifies and confirms the waiver of jury trial provision.

11. HEADINGS. The headings as used in this Amendment are inserted solely for convenience of reference and shall not constitute a part of this Amendment not affect its meaning, construction or effect.

12. NO DEFENSES TO PAYMENT. Borrower waives and forever releases and discharges Lender, its officers, directors, agents and employees, successors and assigns from any and all claims, actions, causes of action, suits, counterclaims, set-offs, rights and defenses against Lender (its officers, directors, agents and employees, successors and assigns), which Borrower its successors or assigns have or hereafter can, shall or may have, for, upon, or by reason of any matter, cause or thing whatsoever up to and including the date of this Amendment; and Borrower represents and warrants to Lender that Borrower has no defenses to the repayment of any or all of the Obligations and has no claims, rights of set-off or causes of action against Lender.

13. Amendment Fee. The Borrower shall pay to the Lender on the date hereof a $100,000.00 fee for the preparation, execution and delivery of this Amendment. Notwithstanding the foregoing, the Borrower hereby further agrees to pay all costs and expenses of the Lender in connection with the administration, filing and enforcement of this Amendment, and any other instruments and documents to be executed contemporaneouly herewith, and any amendments hereto, including, without limitation, reasonable attorney's fees, filing and recording fees.

IN WITNESS WHEREOF, the parties hereto have hereunto set their hands and seals or caused these presents to be signed by their proper corporate officers and their proper corporate seals to be hereto affixed the 9th day of July, 1997.



(SEAL)

ATTEST:                                NEW JERSEY STEEL CORPORATION

By: /s/ Thomas W. Jackson              By: /s/ Gary A. Giovannetti
    -----------------------                ------------------------
    Thomas W. Jackson                      Gary A. Giovannetti
    Secretary                              President

                                       By: /s/ Alexander Prelat
                                           ------------------------
                                           Alexander Prelat
                                           Vice President, Finance

                                       PNC BANK, NATIONAL ASSOCIATION

                                       By: /s/ Peter Mardaga
                                           --------------------------
                                           Peter Mardaga
                                           Vice President